Form 10-K
period 1993-12-31
WARNER LAMBERT CO
filed 1994-03-23
CIK 104669

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)
    [x]                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934
                                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                                              OR
    [ ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934
                                         FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-3608

                            ------------------------
                             WARNER-LAMBERT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

              DELAWARE                          201 TABOR ROAD                        22-1598912
  (STATE OR OTHER JURISDICTION OF      MORRIS PLAINS, NEW JERSEY 07950             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)           (ADDRESS OF PRINCIPAL                IDENTIFICATION NO.)
                                       EXECUTIVE OFFICES INCLUDING ZIP
                                                    CODE)

                                  201-540-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                             NAME OF EACH EXCHANGE ON
                      TITLE OF EACH CLASS                                        WHICH REGISTERED
- ---------------------------------------------------------------  ------------------------------------------------
Common Stock (Par Value $1 Per Share)                            The New York Stock Exchange, Inc.
                                                                 The Chicago Stock Exchange, Inc.
                                                                 The Pacific Stock Exchange, Inc.
Rights to Purchase Series A                                      The New York Stock Exchange, Inc.
Participating Cumulative Preferred Stock                         The Chicago Stock Exchange, Inc.
                                                                 The Pacific Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of Warner-Lambert Company as of February 25, 1994 was approximately $8,412,264,882.

     The number of shares outstanding of each of the registrant's classes of Common Stock as of February 25, 1994 was 133,672,347 shares, Common Stock, par value $1.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Warner-Lambert Company Annual Report to Shareholders for 1993 -- Part I, Part II and Part IV.

     Portions of the Proxy Statement for Annual Meeting of Stockholders of Warner-Lambert Company to be held April 26, 1994 -- Part III.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

     The term 'Warner-Lambert' or 'the Company' refers to Warner-Lambert Company, a Delaware corporation organized in that state in 1920, and its consolidated subsidiaries unless otherwise indicated or unless the context otherwise requires.

     Industry Segments and Geographic Areas. Financial information by industry segment and geographic area for the years 1993, 1992 and 1991 is presented in the Warner-Lambert 1993 Annual Report as set forth below.

     The summary of Warner-Lambert's industry segments, geographic areas and related financial information, set forth in Note 20 to the consolidated financial statements on page 47 of the Warner-Lambert 1993 Annual Report, is incorporated herein by reference.

     All product names appearing in capitalized letters in this report on Form 10-K, with the exception of ZOVIRAX and ZANTAC, are trademarks of Warner-Lambert, its affiliates, related companies or licensors. ZOVIRAX is a registered trademark of Wellcome plc. ZANTAC is a registered trademark of Glaxo Holdings plc.

BUSINESS SEGMENTS

     A detailed description of Warner-Lambert's industry segments is as follows:

  Pharmaceutical Products

     The principal products of Warner-Lambert in its Pharmaceutical Products segment are ethical pharmaceuticals, biologicals, specialty chemicals and capsules.

     Ethical Pharmaceuticals and Biologicals: Warner-Lambert manufactures and/or sells, in the United States and/or internationally, an extensive line of ethical pharmaceuticals, biologicals and specialty chemicals under trademarks and trade names such as PARKE-DAVIS and GOEDECKE. Among these products are analgesics (PONSTAN, PONSTEL, EASPRIN, VALORON, VALORON-N and VEGANIN), anesthetics (KETALAR), anthelmintics (VANQUIN), anticonvulsants (DILANTIN, ZARONTIN and NEURONTIN), anti-infectives (CHLOROMYCETIN, COLYMYCIN, DORYX, ERYC and MANDELAMINE), antihistamines (BENADRYL), antivaricosities (HEPATHROMBIN), anti-viral agents (VIRA-A), bronchodilators (CHOLEDYL and CHOLEDYL SA), cardiovascular products (NOVADRAL, DILZEM, PROCAN SR, ACCUPRIL, ACCUZIDE, ACCURETIC and NITROSTAT), cognition drugs for treatment of mild-to-moderate Alzheimer's disease (COGNEX), dermatologics (BEBEN and UTICORT), prescription hemorrhoidal preparations (ANUSOL HC), hemostatic agents (THROMBOSTAT), hormonal agents (PITRESSIN), influenza vaccines (FLUOGEN), lipid regulators (LOPID), nonsteroidal anti-inflammatories (MECLOMEN), oral contraceptives (LOESTRIN), oxytocics (PITOCIN), psychotherapeutic products (CETAL RETARD, DEMETRIN and NARDIL) and urinary analgesics (PYRIDIUM). These products are promoted for the most part directly to health care professionals through personal solicitation of doctors and other professionals by sales representatives with scientific training, direct mail contact and advertising in professional journals. They are sold either directly or through wholesalers to government agencies, chain and independent retail pharmacies, physician supply houses, hospitals, clinics, convalescent and nursing homes, mail order houses, health care professionals and health maintenance organizations. For further discussion of Warner-Lambert's ethical products, see 'Regulation' below.

     On September 9, 1993, Warner-Lambert received marketing approval for COGNEX (Warner-Lambert's trademark for tacrine or THA), the first effective treatment for mild-to-moderate Alzheimer's disease, in the United States and began to ship the product in late September. Warner-Lambert is attempting to obtain marketing approval for COGNEX in other major markets such as Europe and Canada.

     Warner-Lambert received clearance on December 30, 1993 to market NEURONTIN (gabapentin capsules) in the United States as add-on therapy in the treatment of certain types of adult epilepsy (i.e., partial seizures, with and without secondary generalization). Warner-Lambert began marketing NEURONTIN in the United Kingdom in 1993.

     On January 4, 1993, the U.S. patent covering LOPID, a lipid regulator, expired, subjecting LOPID to generic competition. In December 1992, Warner-Lambert began marketing gemfibrozil, the generic equivalent of LOPID, through its division, Warner Chilcott Laboratories, as described below. In the third quarter of 1993, two competitive generic versions of gemfibrozil tablets received marketing approval in the United States. Combined worldwide sales of LOPID and gemfibrozil declined in 1993 and are expected to decline further in 1994.

     Warner-Lambert has a separate division, Warner Chilcott Laboratories, which is dedicated solely to the generic drug business. Warner Chilcott Laboratories is a manufacturer and/or marketer of 80 generic drugs including gemfibrozil, carbamazapine chewable, hydrocodone with acetaminophen, nitroglycerin patch, potassium chloride ER, sulindac, and a line of generic antibiotics, including ampicillin, amoxicillin, penicillin, cephalexin and minocycline. These products are promoted directly to the pharmacy community and are sold principally to drug wholesalers, chain and retail pharmacies and health maintenance organizations.

     In January 1993, Warner-Lambert acquired a 34 percent equity interest in Jouveinal S.A., a French pharmaceutical company, and entered into a license option agreement that grants Warner-Lambert the right of first refusal as to the licensing of future Jouveinal products outside of France, Canada and French-speaking Africa.

     Capsules: Warner-Lambert is the leading worldwide producer of empty hard-gelatin capsules used by pharmaceutical companies for their production of encapsulated products. These capsules are used by Warner-Lambert or manufactured by Warner-Lambert according to the specifications of each of its customers and are sold under such trademarks as CAPSUGEL, CONI-SNAP and SNAP-FIT.

  Consumer Health Care Products

     The principal products of Warner-Lambert in its Consumer Health Care Products segment are over-the-counter products, shaving products and pet care products.

     Over-the-counter Products: Warner-Lambert manufactures and/or sells, in the United States and/or internationally, a line of over-the-counter pharmaceuticals and health care products, including antacids (ROLAIDS, SODIUM FREE ROLAIDS, EXTRA STRENGTH ROLAIDS and GELUSIL), dermatological products (LUBRIDERM, LUBRIDERM BODY BAR, LUBRIDERM LOOFA BAR, ROSKEN SKIN REPAIR, CORN HUSKERS and LISTEREX), sinus preparations (SINUTAB), antihistamines and allergy products (BENADRYL, BENADRYL-D, BENADRYL COLD, BENADRYL DAY & NIGHT and BENADRYL ALLERGY/SINUS/HEADACHE), hemorrhoidal preparations (ANUSOL, ANUSOL HC-1 and TUCKS), vaginal moisturizers (REPLENS), laxatives (AGORAL), cough syrups/suppressants (BENYLIN, BENYLIN-DM, BENYLIN DECONGESTANT, BENYLIN EXPECTORANT and BENYLIN PEDIATRIC), cough tablets (HALLS and HALLS-PLUS), throat drops (HALLS SOOTHERS), vitamin C drops (HALLS), vitamins (MYADEC), antipruritics (CALADRYL, BENADRYL spray and cream and STINGOSE), rubbing alcohol (LAVACOL), hydrogen peroxide (PROXACOL), self-diagnostic early pregnancy test kits (e.p.t'r' stick test), oral antiseptics (LISTERINE and COOL MINT LISTERINE), mouthwash/anticavity dental rinses (LISTERMINT with fluoride), effervescent denture cleaning tablets and denture cleanser pastes (EFFERDENT and FRESH 'N BRITE) and denture adhesives (EFFERGRIP). These products are promoted principally through consumer advertising and promotional programs and some are promoted directly to health care professionals. They are sold principally to drug wholesalers, chain and retail pharmacies, chain and independent food stores, mass merchandisers, physician supply houses and hospitals.

     In December 1993, Warner-Lambert signed separate agreements with Glaxo Holdings plc ('Glaxo') and Wellcome plc ('Wellcome') to establish joint ventures in various countries to develop and market non-prescription consumer health care products.

     Pursuant to the agreements with Glaxo, Warner-Lambert and Glaxo formed a joint venture in the United States named Glaxo Warner-Lambert OTC G.P. The joint venture will develop, seek approval of and market over-the-counter versions of Glaxo prescription drugs in the United States, including ZANTAC, the leading prescription ulcer treatment product. The joint venture will concentrate initially on developing ZANTAC for sale as an over-the-counter product in the United States. Additional joint ventures are expected to be formed with Glaxo in other major markets outside the United States, excluding Japan. Direction of the joint ventures will be provided by a management committee of representatives from each company. Day-to-day operations will be the responsibility of Warner-Lambert, and the joint ventures' over-the-counter products will be sold by Warner-Lambert's consumer health care products sales and marketing organization, which in most countries will be a Warner Wellcome joint venture, as described below. Warner-Lambert and Glaxo will share development costs and profits equally, with Glaxo receiving a royalty on all over-the-counter sales by the joint ventures.

     Pursuant to the agreements with Wellcome, Warner-Lambert and Wellcome formed a joint venture in the United States and a joint venture in Canada, each named Warner Wellcome Consumer Health Products. Joint ventures are expected to be established by Warner-Lambert and Wellcome in Europe, Australia and other countries throughout the world. The alliance calls for both companies to contribute to the joint ventures current and future over-the-counter products (excluding HALLS and ROLAIDS products). Under the agreements, after a two-year phase-in period, Warner-Lambert and Wellcome respectively will receive approximately 70 percent and 30 percent of the profits generated in the United States. A New Drug Application ('NDA') for the conversion to over-the-counter use of Wellcome's anti-viral drug ZOVIRAX as an anti-herpes medication was filed with the U.S. Food and Drug Administration ('FDA') in August 1993. Subject to such conversion, over-the-counter profits on ZOVIRAX in the United States will be shared in favor of the innovator, Wellcome.

     Profits on current products will be shared equally in Canada and, when joint ventures are established in such countries, in Australia and the European countries. Profits on ZOVIRAX cream outside the United States will also be shared equally, subject to a royalty to Wellcome if sales exceed a threshold amount. Other future over-the-counter switch products will be subject to a profit split favoring the innovator.

     Warner-Lambert will be the managing partner of the joint ventures with Wellcome (referred to herein as the 'Warner Wellcome' joint ventures or organizations), with day-to-day operating responsibility. Each partner will continue to manufacture products it contributes to the joint ventures.

     Glaxo Warner-Lambert OTC G.P. commenced operations in December 1993. The Warner Wellcome joint ventures in the United States and Canada commenced operations in January 1994. Warner Wellcome organizations are expected to be formed in Europe and Australia in 1994.

     Shaving Products: Warner-Lambert manufactures and/or sells razors and blades, both domestically and internationally. In March 1993, Warner-Lambert acquired the European, U.S. and Canadian operations of Wilkinson Sword, an international manufacturer and marketer of razors and blades. Shaving products are manufactured and/or marketed under the SCHICK, WILKINSON, WILKINSON SWORD and related trademarks. Permanent (nondisposable) products marketed under the SCHICK trademark include TRACER/FX, SUPER II, SUPER II PLUS, ULTREX PLUS, SLIM TWIN, ADVANTAGE, PERSONAL TOUCH and INJECTOR PLUS CHROMIUM. Disposable twin blade products marketed under the SCHICK trademark include SCHICK DISPOSABLE, SLIM TWIN, PERSONAL TOUCH, PERSONAL TOUCH SLIM and ULTREX DISPOSABLE. Products marketed under the WILKINSON or WILKINSON SWORD trademarks include nondisposable systems such as PROTECTOR, PROFILE, SYSTEM II and DUPLO, and disposable products that include COLOURS, PRONTO, RETRACTOR, RETRACTOR TWIN, SHAVA II and ULTRA CARESSE LADYSHAVER. These products are distributed directly to large retail outlets, as well as to wholesalers for sale to smaller retailers, drugstores and pharmacies. Retail outlets include pharmacies, food stores, department stores, variety stores, mass merchandisers and other miscellaneous outlets.

     Pet Care Products: Warner-Lambert manufactures and sells various products on a worldwide basis for ornamental fish and for other small pets, as well as books relating to various pets, under the trademark TETRA. In addition, in September 1993 Warner-Lambert acquired Willinger Bros., Inc., a manufacturer and distributor of aquarium products (including power filters and replacement cartridges, air pumps, plastic plants and other accessories) that are marketed largely under the WHISPER and SECONDNATURE trademarks. These pet care products are promoted to consumers through cooperative advertising and to retailers through direct promotion and advertising in trade publications. They are sold to wholesalers for sale to smaller retailers and directly to larger chain stores and retailers, in each case for ultimate sale to consumers.

  Confectionery Products

     The principal products of Warner-Lambert in its Confectionery Products segment are chewing gums and breath mints.

     Warner-Lambert manufactures and/or sells, in the United States and/or internationally, a broad line of chewing gums and breath mints, as well as specialty candies. Among these products are slab chewing gums (TRIDENT, DENTYNE and DENTYNE SUGARFREE), chunk bubble gums (BUBBLICIOUS, BUBBLICIOUS MONDO and TRIDENT SOFT), center-filled gums (FRESHEN-UP), candy-coated gums (CHICLETS, CHICLETS TINY SIZE and CLORETS) and stick gums (CLORETS, CINN*A*BURST and MINT*A*BURST). The breath mint line includes CERTS, SUGARFREE CERTS, SUGARFREE CERTS MINI-MINTS, CERTS EXTRA FLAVOR and CLORETS. These products are promoted directly to the consumer primarily through consumer advertising and in-store promotion programs. They are sold directly to chain and independent food stores, chain pharmacies and mass merchandisers or through candy and tobacco wholesalers and to other miscellaneous outlets which in turn sell to consumers.

     In the fourth quarter of 1993, Warner-Lambert sold the assets of its chocolate/caramel business, including the Junior Mints'r', Sugar Daddy'r', Sugar Babies'r', Charleston Chew!'r' and Pom Poms'r' product lines, in order to
refocus  its  resources  on  its  core  pharmaceutical  and  consumer   products
businesses.

  Novon Products Group

     NOVON is the trademark for a family of specialty polymers based upon starch and other fully biodegradable materials. Warner-Lambert discontinued the operations of its Novon Products Group as of November 30, 1993, primarily in order to focus its resources on its core business areas. Warner-Lambert has entered into agreements with licensees and is currently in discussions with respect to the sale of substantially all of the intellectual property and certain other assets of the business. In the first quarter of 1993,
Warner-Lambert recorded a one-time charge of $70 million before tax or $45 million after-tax, in connection with the disposition of the Novon Products Group. The charge included a write-down of Novon's physical assets to net realizable value, as well as a provision for additional anticipated costs to be incurred during the phase-out period.

INTERNATIONAL OPERATIONS

     Although Warner-Lambert has globalized its organization on a segment basis, Warner-Lambert's international businesses are carried on principally through subsidiaries and branches, which are generally staffed and managed by citizens of the countries in which they operate. Approximately 23,000 of Warner-Lambert's employees are located outside the United States and only a small number of such employees are United States citizens. Certain of the products discussed above are manufactured and marketed solely in the United States and certain of such products are manufactured and marketed solely in one or more foreign countries.

     International sales to unaffiliated customers in 1993 amounted to approximately 53% of worldwide sales. International sales do not include United States export sales, which represent less than 1% of domestic sales. The seven largest markets with respect to the distribution of Warner-Lambert products sold outside the United States during 1993 were Japan, Germany, Canada, Mexico, France, the United Kingdom and Italy. Sales in these markets accounted for approximately 64% of Warner-Lambert's international sales, with no one country accounting for more than 17% of international sales.

     The international operations are subject to certain risks inherent in carrying on business abroad, including possible nationalization, expropriation and other governmental action, as well as fluctuations in currency exchange rates.

RESTRUCTURING

     In November 1993, Warner-Lambert announced a program covering the rationalization of manufacturing facilities, principally in North America, including the eventual closing of seven plants, an organizational restructuring and related workforce reductions of approximately 2,800 positions over the next several years. The program was prompted by the combined impact of rapid and profound changes in the Company's competitive environment, including the growing impact of managed health care and other cost-containment efforts in the United States, cost regulations in Europe and changes in U.S. tax law (discussed below under the caption 'Regulation'). For further discussion of Warner-Lambert's restructuring, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring Actions' and Note 3 to the Company's consolidated financial statements, contained in the Warner-Lambert 1993 Annual Report and incorporated herein by reference.

COMPETITION

     Most markets in which Warner-Lambert is engaged are highly competitive and characterized by substantial expenditures in the advertising and promotion of new and existing products. In addition, there is intense competition in research and development in all of Warner-Lambert's industry segments. No material part of the business of any of Warner-Lambert's industry segments is dependent upon one or a few customers. However, the Company cannot predict what effect, if any, the health care proposals described below under the caption 'Regulation' may have on its operations.

MATERIALS AND SUPPLIES

     Warner-Lambert's products, in general, are produced and packaged at its own facilities. Other than certain generic drug products, relatively few items are manufactured in whole or in part by outside suppliers. Raw materials and packaging supplies are purchased from a variety of outside suppliers. The loss of any one source of supply would not have a material effect on the business of any of Warner-Lambert's industry segments. Warner-Lambert seeks to protect against fluctuating costs and to assure availability of raw materials and packaging supplies by, among other things, locating alternative sources of supply and, in some instances, making selective advance purchases.

TRADEMARKS AND PATENTS

     Warner-Lambert's major trademarks are protected by registration in the United States and other countries where its products are marketed. Warner-Lambert believes these trademarks are important to the marketing of the related products and acts to protect them from infringement. Warner-Lambert owns many patents and has many patent applications pending in the patent offices of the United States and other countries. Although a number of products and product lines have patent protection that is significant in the marketing of such products, the management of Warner-Lambert does not consider that any single patent or related group of patents is material to Warner-Lambert's business as a whole or any of its industry segments. On January 4, 1993, the United States patent for LOPID expired, subjecting LOPID to generic competition, as discussed above under the caption 'Business Segments -- Pharmaceutical Products'.

RESEARCH AND DEVELOPMENT

     Warner-Lambert employs over 2,000 scientific and technical personnel in research and development activities at various research facilities located in the United States and in foreign countries. Warner-Lambert invested approximately $465 million in research and development in 1993, compared with $473 million in 1992 and $423 million in 1991. Approximately eighty-two percent (82%) of Warner-Lambert's 1993 research and development spending was for research and development related to pharmaceutical products. Warner-Lambert believes research and development activities are essential to its business and intends to continue such activities.

EMPLOYEES

     At  December  31,  1993  approximately  35,000  people  were  employed   by
Warner-Lambert throughout the world.

REGULATION

     Warner-Lambert's business is subject to varying degrees of governmental regulation in the countries in which it manufactures and distributes products, and the general trend in these countries is toward more stringent regulation.

     In the United States, the food, drug and cosmetic industries have been subject to regulation by various federal, state and local agencies with respect to product safety and effectiveness, manufacturing and advertising and labeling. Accordingly, from time to time, with respect to particular products under review, such agencies may require Warner-Lambert to participate in meetings, whether public or private, to address safety, efficacy, manufacturing and/or regulatory issues, to conduct additional testing or to modify its advertising and/or labeling.

     During the third quarter of 1993, a consent decree with the FDA was entered into by Warner-Lambert and Melvin R. Goodes, Chairman and Chief Executive Officer, and Lodewijk J. R. de Vink, President and Chief Operating Officer, covering issues related to compliance with manufacturing and quality procedures. The decree is a court-approved agreement that primarily requires Warner-Lambert to certify that laboratory and/or manufacturing procedures at its pharmaceutical manufacturing facilities in the United States and Puerto Rico meet current Good Manufacturing Practices established by the FDA. Under the terms of the decree, Warner-Lambert was permitted to ship inventory existing at the time of entry of the decree of most of its products, and has been permitted to continue to manufacture and ship prescription medications deemed medically necessary while the certification process is ongoing. The manufacture and distribution of its remaining products was suspended pending completion of certain certification procedures. Warner-Lambert's manufacturing facilities in the mainland United States quickly resumed substantially full operations. The bulk of the prescription products manufactured at the two Puerto Rico facilities were deemed medically necessary and had no significant interruption in supply, and the production of certain other products has been transferred from such facilities to mainland U.S. facilities or sourced from third parties. There are several prescription products that have not yet returned to the market or have been withdrawn. It is not possible to predict when the manufacturing facilities in Puerto Rico will be fully operational, although Warner-Lambert is actively working with outside experts and the FDA to accomplish this as soon as possible. Compliance with FDA restrictions, including the consent decree, resulted in an estimated aggregate loss of sales revenue of approximately $135 million in 1993.

     Pursuant to the FDA's Application Integrity Policy, Warner-Lambert, through independent experts in pharmaceutical manufacturing, is also conducting validity assessments of FDA filings made with respect to products manufactured or to be manufactured at its facilities in Vega Baja and Fajardo, Puerto Rico, due to discrepancies found in data generated at those facilities. The FDA has deferred substantive scientific reviews of pending NDA's and Abbreviated New Drug Applications ('ANDA's') for products to be manufactured at these facilities (including the oral contraceptive ESTROSTEP), and for supplements to NDA's or ANDA's for products currently manufactured at these facilities, until further assessments of Warner-Lambert filings are completed. The FDA did not suspend review of two potentially medically important drugs, COGNEX (tacrine) and NEURONTIN (gabapentin), discussed under the caption 'Business
Segments -- Pharmaceutical Products' above, both of which obtained U.S. marketing approval in 1993. Warner-Lambert has pledged its full cooperation and has actively worked with the FDA in order to resolve all issues relating to this matter. Warner-Lambert expects to file shortly the expert validity assessments that have not yet been filed. The FDA will review all of these filings, as well as a Corrective Action Plan the Company is currently preparing, which outlines mechanisms in place to prevent a recurrence of the data integrity issue. The FDA will then inspect the two facilities prior to lifting the Application Integrity Policy. It is not possible to predict when the Application Integrity Policy will be lifted or whether the FDA will take additional action.

     Regulatory requirements concerning the research and development of drug products have increased in complexity and scope in recent years. This has resulted in a substantial increase in the time and expense required to bring new products to market. At the same time, the FDA requirements for approval of generic drugs (drugs containing the same active chemical as an innovator's product) have been decreased by the adoption of abbreviated new drug approval procedures for most generic drugs. Generic versions of many of Warner-Lambert's products in the Pharmaceutical Products segment are being marketed, and generic substitution legislation, which permits a pharmacist to substitute a generic version of a drug for the one prescribed, has been enacted in some form in all states. These factors have resulted in increased competition from generic manufacturers in the market for ethical products. For example, LOPID has been subject to this increased competition since its patent expired on January 4, 1993, as discussed above under the caption 'Business Segments -- Pharmaceutical Products'.

     Federal legislation enacted in late 1990 prohibits the expenditure of federal Medicaid funds for outpatient drugs of manufacturers that do not agree to pay specified rebates. Similar legislation has been enacted in several states extending rebates to state administered non-Medicaid programs. Warner-Lambert has been adhering to such rebate programs and other related rebate programs and has incurred rebate expenses of $57 million, $37 million and $15 million in 1993, 1992 and 1991, respectively. However, Warner-Lambert does not believe such rebate expenses have had, or will have, a material adverse effect upon its financial position.

     The Clinton Administration has identified the containment of health care costs as a major priority. The Administration's proposed health care plan, along with a number of alternative proposals, has negative implications for the pharmaceutical industry. Although Warner-Lambert cannot predict at this time which legislation, if any, will be enacted, it is likely that such legislation would result in increased pressures on the operating results of Warner-Lambert. In addition, primarily as a result of the passage by Congress of the Omnibus Budget Reconciliation Act of 1993, including changes to Section 936 of the Internal Revenue Code, Warner-Lambert estimates that its effective tax rate will increase in 1994 by approximately 1.5 to 2.5 percentage points.

     The regulatory agencies under whose purview Warner-Lambert operates have administrative and legal powers that may subject Warner-Lambert and its products to seizure actions, product recalls and other civil and criminal actions. They may also subject the industry to emergency regulatory requirements. Warner-Lambert's policy is to comply fully with all regulatory requirements. It is impossible to predict, however, what effect, if any, these matters or any pending or future legislation, regulations or governmental actions may have on the conduct of Warner-Lambert's business in the future.

     In most of the foreign countries where Warner-Lambert does business, it is subject to a regulatory and legislative climate similar to or more restrictive than that described above. Certain health care reform measures enacted in 1993 in Germany, including the imposition of price reductions on pharmaceutical products and prescribing restrictions on doctors, had a negative impact on Warner-Lambert's pharmaceutical operations in Germany in 1993 and are expected to have a negative impact on such operations in 1994. The long-term impact of such measures on Warner-Lambert's operations cannot be assessed at this time.

ENVIRONMENT

     Warner-Lambert is responsible for compliance with a number of environmental laws and regulations. While Warner-Lambert has maintained control systems designed to assure compliance in all material respects with environmental laws and regulations, during 1993 it initiated a worldwide audit program to assure environmental compliance with a growing number of increasingly complex environmental regulations. Warner-Lambert is involved in various environmental matters, including actions initiated by the Environmental Protection Agency (the 'EPA') under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, by state agencies under similar state legislation, or by other parties. The Company is presently remediating environmental problems at certain sites, including sites it previously owned. While it is not possible to predict the outcome of the proceedings described above or the ultimate costs of remediation, the management of Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year. Actions with respect to environmental programs and compliance result in operating expenses and capital expenditures. Warner-Lambert's capital expenditures with respect to environmental programs and compliance in 1993 were not, and in 1994 are not expected to be, material to the business of Warner-Lambert.

     For additional information relating to environmental matters, see Note 14 to the consolidated financial statements, 'Environmental Liabilities', on page 43 of the Warner-Lambert 1993 Annual Report, incorporated herein by reference.

ITEM 2. PROPERTIES.

     The executive offices of Warner-Lambert are located in Morris Plains, New Jersey. In the United States, including Puerto Rico, Warner-Lambert owns facilities aggregating approximately 6,464,000 square feet and leases facilities having an aggregate of approximately 874,000 square feet.

     Warner-Lambert's principal U.S. manufacturing plants are located in Lititz, Pennsylvania (pharmaceuticals and consumer health care); Rockford, Illinois (confectionery and consumer health care); Rochester, Michigan (pharmaceuticals); Holland, Michigan (pharmaceuticals); Greenwood, South Carolina (capsules); and Milford, Connecticut (razors and blades). Warner-Lambert Inc., a wholly owned subsidiary of Warner-Lambert operating in Puerto Rico, has plants located in Carolina (confectionery); Fajardo (pharmaceuticals); and Vega Baja (pharmaceuticals, consumer health care and confectionery).

     In November 1993, in connection with the restructuring discussed above under the caption 'Business -- Restructuring', Warner-Lambert announced plans to phase out and close its Carolina, Puerto Rico confectionery manufacturing plant by the end of 1994.

     In the United States, Warner-Lambert currently distributes its various products through its manufacturing plants and two primary distribution centers located in Lititz, Pennsylvania and Elk Grove, Illinois. Principal U.S. research facilities are located in Ann Arbor, Michigan (pharmaceuticals) and Morris Plains, New Jersey (pharmaceuticals, consumer health care and confectionery).

     Internationally, Warner-Lambert owns, leases, or operates, through its subsidiaries or branches, 72 production facilities in 35 countries. Principal international manufacturing plants are located in Germany, the United Kingdom, Belgium, Italy, Canada, Mexico, Hong Kong, Japan, Ireland, Spain, France, Brazil, Venezuela and Australia. Principal international research facilities are located in Germany, Japan, the United Kingdom and Canada.

     In order to increase efficiency and to lower its cost of goods sold, Warner-Lambert, over a number of years and at significant cost, has consolidated many of its plants and facilities around the world. This has often resulted in the production of pharmaceutical products, consumer health care products and/or confectionery products at a single facility.

     Warner-Lambert's facilities are generally in good operating condition and repair and at present are adequately utilized within reasonable limits. Leases are not material to the business of Warner-Lambert taken as a whole.

     For  information  regarding  the  organizational  restructuring  and  plant
rationalization    announced   by   Warner-Lambert   in   November   1993,   see
'Business -- Restructuring' above.

ITEM 3. LEGAL PROCEEDINGS.

     Warner-Lambert and certain present and former employees have been served with subpoenas by the U.S. Attorney's office in Maryland, which is conducting an inquiry relating to compliance with FDA regulations, to produce records and/or appear before a federal grand jury in Baltimore. Warner-Lambert is cooperating with the inquiry and cannot predict what the outcome of the investigation will be.

     In September 1993, Warner-Lambert received a Complaint and Compliance Order from the EPA seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act,

Boilers and Industrial Furnace regulations. Warner-Lambert responded to the complaint in October 1993. The Company is contesting the allegations and has entered into negotiations with the EPA.

     Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the United States District Court for the Northern District of Illinois for pre-trial proceedings. The state cases, which are pending in California, are expected to be coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of Warner-Lambert as of March 1, 1994 is set forth below:

                                                      POSITIONS AND              PRINCIPAL OCCUPATIONS
                                                       OFFICES HELD                  AND EMPLOYMENT
                  NAME                      AGE      WITH REGISTRANT              DURING PAST 5 YEARS
- -----------------------------------------   ---    --------------------  --------------------------------------
Melvin R. Goodes.........................   58     Chairman of the       Chairman of the Board and Chief
                                                     Board and Chief       Executive Officer (since August
                                                     Executive Officer;    1991); President and Chief Operating
                                                     Director              Officer (July 1985 -- July 1991)
Lodewijk J. R. de Vink...................   48     President and Chief   President and Chief Operating Officer
                                                     Operating Officer;    (since August 1991); Executive Vice
                                                     Director              President and President, U.S.
                                                                           Operations (April 1990 -- July
                                                                           1991); Vice President (October
                                                                           1988 -- March 1990); President,
                                                                           International Operations (October
                                                                           1988 -- March 1990)
John F. Walsh............................   51     Executive Vice        Executive Vice President (since
                                                     President             January 1991); President, Consumer
                                                                           Products Sector (since January
                                                                           1992); Vice President (November
                                                                           1986 -- December 1990); President,
                                                                           International Operations (March
                                                                           1990 -- December 1991); President,
                                                                           Canada/Latin America Group (March
                                                                           1989 -- March 1990); President,
                                                                           American Chicle Group (June
                                                                           1986 -- March 1989)

                                                  (table continued on next page)

(table continued from previous page)

                                                      POSITIONS AND              PRINCIPAL OCCUPATIONS
                                                       OFFICES HELD                  AND EMPLOYMENT
                  NAME                      AGE      WITH REGISTRANT              DURING PAST 5 YEARS
- -----------------------------------------   ---    --------------------  --------------------------------------
Ernest J. Larini.........................   50     Vice President and    Vice President and Chief Financial
                                                     Chief Financial       Officer (since November 1992); Vice
                                                     Officer               President, Financial Administration
                                                                           (June 1992 -- October 1992); Vice
                                                                           President and Controller (May
                                                                           1990 -- May 1992); Treasurer
                                                                           (February 1988 -- April 1990)
Ronald M. Cresswell, Ph.D................   59     Vice President        Vice President (since May 1988);
                                                                           Chairman, Parke-Davis Research
                                                                           (since October 1989); President,
                                                                           Parke-Davis Research (May
                                                                           1988 -- October 1989)
Pedro M. Cuatrecasas, M.D. ..............   57     Vice President        Vice President (since October 1989);
                                                                           President, Parke-Davis Research
                                                                           (since October 1989); Senior Vice
                                                                           President, Research and Development,
                                                                           Glaxo, Inc. (February 1986 -- August
                                                                           1989)
Raymond M. Fino..........................   51     Vice President        Vice President, Human Resources (since
                                                                           January 1985)
George L. Fotiades.......................   40     Vice President        Vice President (since November 1992);
                                                                           President, Warner Wellcome Consumer
                                                                           Health Products (since January
                                                                           1994); President, Consumer Health
                                                                           Products Group (November
                                                                           1992 -- January 1994); President,
                                                                           Consumer Products, Japan,
                                                                           Bristol-Myers Squibb Company
                                                                           (January 1992 -- November 1992);
                                                                           Senior Vice President, General
                                                                           Manager, Clairol U.S., Bristol-Myers
                                                                           Squibb (January 1991 -- January
                                                                           1992); Senior Vice President,
                                                                           Boyle-Midway, American Home Products
                                                                           (August 1988 -- December 1990)
William F. Gilroy........................   57     Vice President and    Vice President (since February 1985);
                                                     Controller            Controller (since June 1992); Vice
                                                                           President, Finance Administration
                                                                           (January 1992 -- June 1992); Vice
                                                                           President, Finance Administration,
                                                                           International Operations (February
                                                                           1988 -- December 1991)

                                                  (table continued on next page)

(table continued from previous page)

                                                      POSITIONS AND              PRINCIPAL OCCUPATIONS
                                                       OFFICES HELD                  AND EMPLOYMENT
                  NAME                      AGE      WITH REGISTRANT              DURING PAST 5 YEARS
- -----------------------------------------   ---    --------------------  --------------------------------------
Philip M. Gross..........................   52     Vice President        Vice President (since January 1990);
                                                                           Vice President, Strategic Management
                                                                           Processes (since January 1994);
                                                                           President, Novon Products Group
                                                                           (January 1990 -- January 1994); Vice
                                                                           President and General Manager, GE
                                                                           Silicones, General Electric Company
                                                                           (January 1987 -- December 1989)
Jay M. Gwynne............................   56     Vice President        Vice President (since January 1984);
                                                                           President, American Chicle Group
                                                                           (since July 1991); President,
                                                                           Asia/Australia/Capsugel Group (March
                                                                           1989 -- July 1991); President,
                                                                           Europe/ Canada/Middle East/Africa
                                                                           Group (July 1987 -- March 1989)
Gregory L. Johnson.......................   47     Vice President and    Vice President and General Counsel
                                                     General Counsel       (since October 1983)
Surinder Kumar, Ph.D.....................   49     Vice President        Vice President (since October 1993);
                                                                           President, Consumer Products
                                                                           Research & Development (since
                                                                           October 1992); Senior Vice
                                                                           President, Research & Development,
                                                                           Pepsico, Inc. (February 1990 --
                                                                           October 1992); Vice President,
                                                                           Research & Development, Pepsico,
                                                                           Inc. (February 1988 -- February
                                                                           1990)
Bertil R. Lang...........................   52     Vice President        Vice President (since January 1992);
                                                                           President, Parke-Davis, Europe
                                                                           (since January 1992); Regional
                                                                           President,
                                                                           Germany/Austria/Switzerland (March
                                                                           1989 -- December 1991); Regional
                                                                           President, Germany (April
                                                                           1986 -- March 1989)
J. Frank Lazo............................   46     Vice President        Vice President (since April 1990);
                                                                           President, Latin
                                                                           America/Asia/Australia/ Middle
                                                                           East/Africa Group (since January
                                                                           1992); President, Latin America/
                                                                           Asia/Australia Group (July
                                                                           1991 -- December 1991); President,
                                                                           Canada/Latin America Group (April
                                                                           1990 -- July 1991); Regional
                                                                           President, Brazil/Chile/Peru/Uruguay
                                                                           (October 1988 -- March 1990)

                                                  (table continued on next page)

(table continued from previous page)

                                                      POSITIONS AND              PRINCIPAL OCCUPATIONS
                                                       OFFICES HELD                  AND EMPLOYMENT
                  NAME                      AGE      WITH REGISTRANT              DURING PAST 5 YEARS
- -----------------------------------------   ---    --------------------  --------------------------------------
F. Phillip Milhomme......................   57     Vice President        Vice President (since January 1992);
                                                                           President, Consumer Products, Europe
                                                                           (since January 1992); President,
                                                                           Middle East/Africa/Europe (September
                                                                           1989 -- December 1991); Regional
                                                                           President, Middle East/Africa/Europe
                                                                           (March 1989 -- September 1989);
                                                                           President, Benelux/ Mediterranean
                                                                           Region (October 1987 -- March 1989)
S. Morgan Morton.........................   54     Vice President        Vice President (since January 1994);
                                                                           President, Shaving Products Group
                                                                           (since September 1993); President,
                                                                           Schick (January 1992 -- September
                                                                           1993); President, Warner-Lambert
                                                                           Canada (January 1988 -- January
                                                                           1992)
Harold F. Oberkfell......................   47     Vice President        Vice President (since January 1992);
                                                                           President, Parke-Davis, North
                                                                           America (since January 1992); Vice
                                                                           President, Parke-Davis Marketing and
                                                                           Sales (July 1986 -- December 1991)
Joseph E. Smith..........................   54     Vice President        Vice President, External Relations
                                                                           (since January 1994); Executive Vice
                                                                           President (January 1991 -- January
                                                                           1994); President, Pharmaceutical
                                                                           Sector (January 1992 -- January
                                                                           1994); Vice President (March
                                                                           1989 -- December 1990); President,
                                                                           Parke-Davis Group (March
                                                                           1989 -- December 1991)
Fred G. Weiss............................   52     Vice President        Vice President (since August 1982);
                                                                           Vice President, Planning, Investment
                                                                           and Development (since August 1983)
William S. Woodson.......................   59     Vice President and    Vice President and Treasurer (since
                                                     Treasurer             December 1991); Vice President,
                                                                           Finance, Novon Products Group
                                                                           (September 1990 -- November 1991);
                                                                           Vice President, Corporate Control
                                                                           and Analysis (February 1988 --
                                                                           September 1990)
Ronald E. Zier...........................   62     Vice President        Vice President, Public Affairs (since
                                                                           July 1977)
Rae G. Paltiel...........................   47     Secretary             Secretary (since February 1986)

     All of the above-mentioned officers, with the exception of Dr. Cuatrecasas, Mr. Fotiades, Mr. Gross and Dr. Kumar, have been employed by Warner-Lambert for the past five years.

     Dr. Cuatrecasas has been employed by Warner-Lambert since October 1989. Prior to that time, Dr. Cuatrecasas had been employed as Senior Vice President, Research and Development, at Glaxo, Inc. from February 1986 to August 1989. Glaxo, Inc., a multinational pharmaceutical company, had sales of approximately $3.5 billion for the year ending June 1988. Prior to his employment with Glaxo, Dr. Cuatrecasas had been employed since 1975 as Vice President, Research, Development and Medical, at Burroughs Wellcome Company. Burroughs Wellcome Company is a wholly owned subsidiary of The Wellcome Foundation Ltd., a multinational pharmaceutical company which had sales of approximately $1.5 billion in 1986.

     Mr. Fotiades has been employed by Warner-Lambert since November 1992. Prior to that time, Mr. Fotiades had been employed by Bristol-Myers Squibb Company. From January 1992 to November 1992, Mr. Fotiades held the position of President, Consumer Products, Japan and from January 1991 to January 1992 he served as
Senior Vice President, General Manager, Clairol U.S., Bristol-Myers Squibb Company, a multinational health care and consumer products company with sales of approximately $11.0 billion in 1992. Prior to his employment with Bristol-Myers Squibb, he held the position of Senior Vice President, Marketing, Boyle-Midway, American Home Products Corporation, from August 1988 to December 1990. American Home Products Corporation, a multinational health care and food products company, had sales of approximately $6.8 billion in 1990. From September 1987 to July 1988, Mr. Fotiades held the position of General Manager, Antiperspirant/Deodorant, the Proctor & Gamble Company, a multinational consumer products company with sales of approximately $21.3 billion for the year ended June 30, 1989.

     Mr. Gross has been employed by Warner-Lambert since January 1990. Prior to that time, Mr. Gross had been employed since 1963 by General Electric Company in various executive positions. From January 1987 to March 1989, Mr. Gross held the position of Vice President and General Manager, GE Silicones. General Electric Company, a multinational diversified company, had sales in excess of $38.0 billion in 1988.

     Dr. Kumar has been employed by Warner-Lambert since October 1992. Prior to that time, Dr. Kumar had been employed since January 1986 by Pepsico, Inc. From February 1990 to October 1992 Dr. Kumar held the position of Senior Vice President, Research & Development, Pepsi Worldwide Beverage. From February 1988 to February 1990 he held the position of Vice President, Research & Development, Pepsi Worldwide Beverage, and from January 1986 to February 1988, the position of Vice President, Research & Development, Pepsi U.S.A. Pepsico, Inc. is in the beverage, snack food and restaurant business, both domestically and internationally, with sales of approximately $22 billion in 1992.

     None of the above officers has any family relationship with any Director or with any other officer. Officers are elected by the Board of Directors for a term of office lasting until the next annual organizational meeting of the Board of Directors or until their successors are elected and have qualified. No officer listed above was appointed pursuant to any arrangement or understanding between such officer and the Board of Directors or any member or members thereof.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Shareholder Information' on page 33 of the Warner-Lambert 1993 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption 'Five-Year Summary of Selected Financial Data' on page 34 of the Warner-Lambert 1993 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption 'Management's Discussion and Analysis of Financial Condition and Results of Operations' on pages 28 through 33 of the Warner-Lambert 1993 Annual Report is incorporated herein by reference and should be read in conjunction with the consolidated financial statements and the notes thereto contained on pages 34 through 47 of the Warner-Lambert 1993 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Warner-Lambert and its subsidiaries, together with the report thereon of Price Waterhouse dated January 24, 1994, listed in Item 14(a)1 and included in the Warner-Lambert 1993 Annual Report at pages 35 through 48, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information relating to the Warner-Lambert Directors and nominees is incorporated herein by reference to pages 2 through 7 of the Warner-Lambert Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 1994. Information relating to executive officers of Warner-Lambert is set forth in Part I of this Form 10-K on pages 9 through 13. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the Proxy Statement, referred to above, at page 8 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation is contained in the Proxy Statement, referred to above in Item 10, at pages 11 through 22 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Information relating to the beneficial ownership of more than five percent of Warner-Lambert's Common Stock is contained in the Proxy Statement, referred to above in Item 10, at page 9 and such information is incorporated herein by reference.

     (b) Information relating to security ownership of management is contained in the Proxy Statement, referred to above in Item 10, at page 8 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. ALL FINANCIAL STATEMENTS

       The following items are included in Part II of this report through incorporation by reference to pages 35 through 48 of the Warner-Lambert 1993 Annual Report:

               Consolidated Statements of Income for each of the three years in the period ended December 31, 1993.

               Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1993.

               Consolidated Balance Sheets at December 31, 1993 and 1992.

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993.

               Notes to Consolidated Financial Statements.

               Report of Independent Accountants.

    2. FINANCIAL STATEMENT SCHEDULES

       Included in Part IV of this report:

             Report of Independent Accountants on Financial Statement Schedules.

             Schedule I    -- Marketable Securities -- Other Investments

             Schedule II   -- Amounts   Receivable  from   Related  Parties  and
                              Underwriters, Promoters and Employees other than Related Parties

             Schedule V   -- Property, Plant and Equipment

             Schedule VI  -- Accumulated  Depreciation  of  Property,  Plant and
                             Equipment

             Schedule VIII -- Valuation and Qualifying Accounts and Reserves

             Schedule IX  -- Short-term Borrowings

             Schedule X   -- Supplementary Income Statement Information

            Schedules other than those listed above are omitted because they are either not applicable or the required information is included through incorporation by reference to pages 35 through 48 of the Warner-Lambert 1993 Annual Report.

    3. EXHIBITS

        (3) Articles of Incorporation and by-laws

             (a) Restated Certificate of Incorporation of Warner-Lambert Company
                 filed November 10, 1972, as amended to April 24, 1990 (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K, dated April 24, 1990).

             (b) By-Laws of Warner-Lambert  Company, as amended  to October  25,
                 1988 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988 (File No. 1-3608)).

        (4) Instruments defining the rights of security holders, including indentures

             (a) Rights Agreement, dated as of June 28, 1988, and amended as of June 27, 1989, between Warner-Lambert Company and First
                  Chicago Trust Company of New York, as Rights Agent (Incorporated by reference to Warner-Lambert's Registration Statement on Form 8-A, dated June 28, 1988, as amended by Form 8, dated July 5, 1989 (File No. 1-3608)).

             (b) Warner-Lambert agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt of Warner-Lambert. The principal amount of debt securities authorized under each such instrument does not exceed 10% of the total assets of Warner-Lambert.

       (10) Material contracts

           (a)*   Warner-Lambert Company 1974 Stock Option and Alternate Stock Plan, as amended to November  26,
                  1991  (Incorporated  by reference  to Warner-Lambert's  Form  10-K for  the fiscal  year ended
                  December 31, 1991).
           (b)*   Warner-Lambert Company 1983 Stock Option Plan,  as amended to November 26, 1991  (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (c)*   Warner-Lambert  Company 1987 Stock Option Plan, as  amended to November 26, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (d)*   Warner-Lambert Company  1989 Stock  Plan, as  amended to  November 26,  1991 (Incorporated  by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (e)*   Warner-Lambert  Company 1992  Stock Plan (Incorporated  by reference  to Warner-Lambert's Form
                  10-K for the fiscal year ended December 31, 1992).
           (f)*   Warner-Lambert Company Incentive Compensation Plan, as amended to June 26, 1990  (Incorporated by  reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1990).
           (g)*   Warner-Lambert Company  Supplemental Pension  Income  Plan, as  amended  to October  29,  1991
                  (Incorporated  by reference to Warner-Lambert's  Form 10-K for the  fiscal year ended December
                  31, 1991).
           (h)*   Group  Plan   Participation  by   Non-employee  Directors   (Incorporated  by   reference   to
                  Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (i)*   Warner-Lambert  Company Directors' Retirement Plan, as  amended to June 26, 1990 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June  30,
                  1990).
           (j)*   Warner-Lambert  Excess  Savings Plan,  formerly Warner-Lambert  Supplemental Savings  Plan, as amended to October 29, 1991 (Incorporated by  reference to Warner-Lambert's Form 10-K for  the fiscal year ended December 31, 1991).
           (k)*   Warner-Lambert  Company Executive Severance Plan, as amended to June 26, 1990 (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form  10-Q for the  quarter ended June  30,
                  1990).
           (l)*   Restricted  Stock Plan for Directors of Warner-Lambert Company, as amended to January 28, 1992
                  (Incorporated by reference to  Warner-Lambert's Form 10-K for  the fiscal year ended  December
                  31, 1991).
           (m)*   Employment  Agreement dated  September 24, 1985  between Warner-Lambert Company  and Melvin R.
                  Goodes, Chairman  of the  Board and  Chief Executive  Officer, as  amended to  August 1,  1991
                  (Incorporated  by reference to Warner-Lambert's Quarterly Report  on Form 10-Q for the quarter ended September 30, 1991).
           (n)*   Employment Agreement  effective  as of  August  1,  1991 between  Warner-Lambert  Company  and
                  Lodewijk  J. R. de Vink,  President and Chief Operating  Officer (Incorporated by reference to
                  Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).
           (o)*   Consulting Agreement, dated as of September 1, 1991, between Warner-Lambert Company and Joseph
                  D. Williams, Director (Incorporated by reference to Warner-Lambert's Form 10-K for the  fiscal year ended December 31, 1991).

           (p)*   Consulting   Arrangement  between  Warner-Lambert  Company   and  B.  Charles  Ames,  Director
                  (Incorporated by reference to  Warner-Lambert's Form 10-K for  the fiscal year ended  December
                  31, 1991).
           (q)*   Consulting   Arrangement  between  Warner-Lambert  Company   and  Paul  S.  Russell,  Director
                  (Incorporated by reference to  Warner-Lambert's Form 10-K for  the fiscal year ended  December
                  31, 1991).
           (r)    Global Principles Agreement, dated as of December 10, 1993, between Warner-Lambert Company and
                  Glaxo Holdings plc.
           (s)    Global  Principles  Agreement, dated  December 17,  1993,  between Warner-Lambert  Company and
                  Wellcome plc.

       (12) Computation of Ratio of Earnings to Fixed Charges.

       (13) Copy of the Warner-Lambert Company Annual Report for the fiscal year ended December 31, 1993. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.

       (21) Subsidiaries of the registrant.

       (23) Consent of Independent Accountants.

- ------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(B) REPORTS ON FORM 8-K

    A Current Report on Form 8-K, dated December 13, 1993, was filed with the Securities and Exchange Commission in connection with the announcement of Warner Lambert's signing of separate agreements establishing joint ventures with Glaxo Holdings plc and Wellcome plc.

    Warner-Lambert will furnish to any holder of its securities, upon request and at a reasonable cost, copies of the Exhibits listed in Item 14.

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES
       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders of WARNER-LAMBERT COMPANY

     Our audits of the consolidated financial statements referred to in our report dated January 24, 1994 appearing on page 48 of the 1993 Annual Report to Shareholders of Warner-Lambert Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE

Morristown, New Jersey
January 24, 1994

                                                                      SCHEDULE I

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                   MARKETABLE SECURITIES -- OTHER INVESTMENTS
                               DECEMBER 31, 1993

                                                          NUMBER OF
                                                          SHARES OR
                                                      UNITS -- PRINCIPAL                            AMOUNT AT WHICH
                 NAME OF ISSUER AND                       AMOUNT OF                                   CARRIED IN
                TITLE OF EACH ISSUE                    BONDS AND NOTES     COST     MARKET VALUE     BALANCE SHEET
- ----------------------------------------------------  -----------------   ------    ------------    ---------------
                                                                          (DOLLARS IN MILLIONS)
Certificates of deposit and time deposits...........      $   392.3       $392.3       $392.6           $ 392.3
Puerto Rico collateralized mortgage obligations.....           56.4         56.4         56.9              56.4
Puerto Rico government securities...................           49.3         49.3         50.0              49.3
Puerto Rico repurchase agreements...................           30.0         30.0         30.0              30.0
Puerto Rico GNMA Securities guaranteed by the United
  States government.................................           29.7         29.7         32.2              29.7
Other investments...................................            7.8          7.8          8.1               7.8
                                                            -------       ------    ------------        -------
     Total..........................................      $   565.5       $565.5       $569.8           $ 565.5
                                                            -------       ------    ------------        -------
                                                            -------       ------    ------------        -------

                                                                     SCHEDULE II

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                                            BALANCE AT
                                                                                  DEDUCTIONS               END OF YEAR
                                               BALANCE AT                 --------------------------    ------------------
                                               BEGINNING                   AMOUNTS        AMOUNTS                    NOT
               NAME OF DEBTOR                   OF YEAR      ADDITIONS    COLLECTED     WRITTEN OFF     CURRENT    CURRENT
- --------------------------------------------   ----------    ---------    ---------    -------------    -------    -------
                                                                            (DOLLARS IN THOUSANDS)
1993
Joseph E. Smith(1)..........................      $250        $--          $--          $--             $--        $ 250
Pedro M. Cuatrecasas, M.D.(1)...............       350         --           --           --              --          350
1992
Joseph E. Smith(1)..........................      $250        $--          $--          $--             $--        $ 250
Pedro M. Cuatrecasas, M.D.(1)...............       350         --           --           --              --          350
1991
Joseph E. Smith(1)..........................      $250        $--          $--          $--             $--        $ 250
Pedro M. Cuatrecasas, M.D.(1)...............       350         --           --           --              --          350

- ------------

(1) In connection with the relocations of Mr. Joseph E. Smith and Dr. Pedro M. Cuatrecasas, interest-free loans, secured by real estate, were granted. The terms of the loans, including provisions relating to acceleration and repayment, depend on various factors.

                                                                      SCHEDULE V

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                     FOREIGN
                                                                                     CURRENCY        OTHER
                                         BALANCE AT                                TRANSLATION      CHANGES     BALANCE
                                         BEGINNING    ADDITIONS       SALES AND    ADJUSTMENTS        ADD        AT END
              DESCRIPTION                 OF YEAR      AT COST       RETIREMENTS   ADD (DEDUCT)   (DEDUCT)(a)   OF YEAR
- ---------------------------------------  ----------   ---------      -----------   ------------   -----------   --------
                                                                      (DOLLARS IN MILLIONS)
Year ended December 31, 1993:
     Land..............................   $   31.5     $   1.5         $--            $  (.2)       $   1.0     $   33.8
     Buildings.........................      839.5        84.9            (2.3)        (12.7)           5.6        915.0
     Machinery, furniture and
       fixtures........................    1,675.1       274.3           (31.3)        (34.4)           1.7      1,885.4
                                         ----------   ---------      -----------   ------------   -----------   --------
                                          $2,546.1     $ 360.7(b)      $ (33.6)       $(47.3)       $   8.3     $2,834.2
                                         ----------   ---------      -----------   ------------   -----------   --------
                                         ----------   ---------      -----------   ------------   -----------   --------
Year ended December 31, 1992:
     Land..............................   $   28.4     $   3.3         $--            $  (.2)       $--         $   31.5
     Buildings.........................      763.2        87.3            (4.7)         (7.6)           1.3        839.5
     Machinery, furniture and
       fixtures........................    1,531.9       243.7           (59.4)        (29.1)         (12.0)     1,675.1
                                         ----------   ---------      -----------   ------------   -----------   --------
                                          $2,323.5     $ 334.3         $ (64.1)       $(36.9)       $ (10.7)    $2,546.1
                                         ----------   ---------      -----------   ------------   -----------   --------
                                         ----------   ---------      -----------   ------------   -----------   --------
Year ended December 31, 1991:
     Land..............................   $   29.5     $   1.0         $   (.8)       $ (1.3)       $--         $   28.4
     Buildings.........................      713.8        81.0            (9.1)        (22.0)           (.5)       763.2
     Machinery, furniture and
       fixtures........................    1,384.6       244.0           (27.7)        (64.1)          (4.9)     1,531.9
                                         ----------   ---------      -----------   ------------   -----------   --------
                                          $2,127.9     $ 326.0         $ (37.6)       $(87.4)       $  (5.4)    $2,323.5
                                         ----------   ---------      -----------   ------------   -----------   --------
                                         ----------   ---------      -----------   ------------   -----------   --------

- ------------

(a) Other Changes included reclassifications, activity related to restructuring actions and assets of companies acquired.

(b) Additions in 1993 included capitalized leases of $13.6 million.

                                                                     SCHEDULE VI

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                  FOREIGN
                                                     ADDITIONS                    CURRENCY        OTHER
                                        BALANCE AT   CHARGED TO                 TRANSLATION      CHANGES     BALANCE
                                        BEGINNING    COSTS AND     SALES AND    ADJUSTMENTS        ADD        AT END
             DESCRIPTION                 OF YEAR      EXPENSES    RETIREMENTS   ADD (DEDUCT)   (DEDUCT)(a)   OF YEAR
- --------------------------------------  ----------   ----------   -----------   ------------   -----------   --------
                                                                    (DOLLARS IN MILLIONS)
Year ended December 31, 1993:
     Buildings........................   $  260.8      $ 26.9       $   (.6)       $  (.7)       $  12.5     $  298.9
     Machinery, furniture and
       fixtures.......................      778.2       132.1         (24.0)        (17.1)          66.8        936.0
                                        ----------   ----------   -----------   ------------   -----------   --------
                                         $1,039.0      $159.0       $ (24.6)       $(17.8)       $  79.3     $1,234.9
                                        ----------   ----------   -----------   ------------   -----------   --------
                                        ----------   ----------   -----------   ------------   -----------   --------
Year ended December 31, 1992:
     Buildings........................   $  247.8      $ 23.0       $  (2.6)       $ (7.3)       $   (.1)    $  260.8
     Machinery, furniture and
       fixtures.......................      725.7       125.7         (43.6)        (17.7)         (11.9)       778.2
                                        ----------   ----------   -----------   ------------   -----------   --------
                                         $  973.5      $148.7       $ (46.2)       $(25.0)       $ (12.0)    $1,039.0
                                        ----------   ----------   -----------   ------------   -----------   --------
                                        ----------   ----------   -----------   ------------   -----------   --------
Year ended December 31, 1991:
     Buildings........................   $  206.2      $ 21.0       $  (2.3)       $ (6.0)       $  28.9     $  247.8
     Machinery, furniture and
       fixtures.......................      620.3       108.4         (20.0)        (36.6)          53.6        725.7
                                        ----------   ----------   -----------   ------------   -----------   --------
                                         $  826.5      $129.4       $ (22.3)       $(42.6)       $  82.5     $  973.5
                                        ----------   ----------   -----------   ------------   -----------   --------
                                        ----------   ----------   -----------   ------------   -----------   --------

- ------------

 (a) As a result of the restructuring actions discussed in Note 3 to the consolidated financial statements, accumulated depreciation was increased by $108.5 million and $84.9 million in 1993 and 1991, respectively, reflecting the write-down of assets to their net realizable values.

Note: Depreciation is calculated using estimated useful lives of 20 to 50 years for buildings, and 3 to 15 years for machinery, furniture and fixtures.

                                                                   SCHEDULE VIII

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                ADDITIONS
                                                                  BALANCE AT    CHARGED TO                     BALANCE
                                                                  BEGINNING     COSTS AND                      AT END
                          DESCRIPTION                              OF YEAR       EXPENSES     DEDUCTIONS(a)    OF YEAR
- ----------------------------------------------------------------  ----------    ----------    -------------    -------
                                                                                 (DOLLARS IN MILLIONS)
Year ended December 31, 1993:
     Allowance for doubtful accounts............................    $ 18.6        $  2.9          $ 1.0        $ 20.5
     Allowance for deferred tax assets..........................     --            108.9(b)         --          108.9
                                                                  ----------    ----------        -----        -------
                                                                    $ 18.6        $111.8          $ 1.0        $129.4
                                                                  ----------    ----------        -----        -------
                                                                  ----------    ----------        -----        -------
Year ended December 31, 1992:
     Allowance for doubtful accounts............................    $ 15.3        $  6.3          $ 3.0        $ 18.6
                                                                  ----------    ----------        -----        -------
                                                                  ----------    ----------        -----        -------
Year ended December 31, 1991:
     Allowance for doubtful accounts............................    $ 14.4        $  4.7          $ 3.8        $ 15.3
                                                                  ----------    ----------        -----        -------
                                                                  ----------    ----------        -----        -------

- ------------

 (a) Primarily the write-off of accounts receivable considered uncollectible.

 (b) The addition to allowance for deferred tax assets of $108.9 million reflects $92.0 million for the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, 'Accounting for Income Taxes,' as of January 1, 1993, and $16.9 million for 1993 additions (see Note 19 to the consolidated financial statements).

                                                                     SCHEDULE IX

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                               WEIGHTED         MAXIMUM        AVERAGE        WEIGHTED
                                                                AVERAGE         AMOUNT         AMOUNT          AVERAGE
                                                  BALANCE    INTEREST RATE    OUTSTANDING    OUTSTANDING    INTEREST RATE
                                                  AT END        AT END        DURING THE     DURING THE      DURING THE
                                                  OF YEAR     OF YEAR(g)        YEAR(a)        YEAR(b)       YEAR(c)(g)
                                                  -------    -------------    -----------    -----------    -------------
                                                                           (DOLLARS IN MILLIONS)
December 31, 1993:
     Notes payable -- banks(d).................   $120.9           9.9%         $ 225.7        $ 105.3            9.7%
     Commercial paper(e).......................    507.5           3.3%           507.5          184.4            3.2%
     Notes payable -- other....................      2.6           9.9%             2.6            1.6           11.8%
                                                  -------                                    -----------
                                                  $631.0           4.6%           631.0        $ 291.3            5.6%
                                                  -------                                    -----------
                                                  -------                                    -----------
December 31, 1992:
     Notes payable -- banks(d).................   $ 44.0          16.9%         $ 126.0        $  73.4           27.6%
     Notes payable -- other....................      1.0          12.1%             1.0            1.0           17.5%
                                                  -------                                    -----------
                                                  $ 45.0          16.8%           126.1        $  74.4           27.3%
                                                  -------                                    -----------
                                                  -------                                    -----------
December 31, 1991:
     Notes payable -- banks(d).................   $112.9          20.8%         $ 191.9        $ 133.3           12.8%
     Commercial paper(e).......................     --            --              122.3           45.6            6.2%
     Notes payable -- other(f).................       .8          12.8%            50.0           31.5            6.3%
                                                  -------                                    -----------
                                                  $113.7          20.7%           267.3        $ 210.4           10.4%
                                                  -------                                    -----------
                                                  -------                                    -----------

- ------------

 (a) At the end of any quarter.

 (b) Average of month-end balances.

 (c) The weighted average interest rate was calculated by relating appropriate interest expense to monthly aggregate borrowings.

 (d) Notes payable -- banks consist primarily of foreign currency short-term loans, terms of which vary with each agreement.

 (e) Commercial paper is issued in the United States with average maturities of approximately one month and is supported by lines of credit.

 (f) Other notes payable primarily include master notes which mature every six months and are renewable at the option of Warner-Lambert.

 (g) High interest rates on certain loans in South America increased the weighted average interest rates. These rates exclude the effect of foreign exchange gains attributable to the debt, which tend to offset the higher interest costs in highly inflationary economies.

                                                                      SCHEDULE X

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

     The amounts charged to costs and expenses in the consolidated statements of income are:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1993        1992        1991
                                                                                  --------    --------    --------
                                                                                       (DOLLARS IN MILLIONS)
Advertising and promotion costs................................................   $1,306.7    $1,278.2    $1,156.2
Depreciation and amortization..................................................   $  170.4    $  155.6    $  135.5
Maintenance and repairs........................................................   $  110.2    $   98.1    $   90.6

     Taxes other than payroll and income taxes, and royalties were not significant.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WARNER-LAMBERT COMPANY
                                               Registrant

Dated as of March 23, 1994                  By             /s/ MELVIN R. GOODES
                                 .........................................................
                                                     Melvin R. Goodes
                                                   Chairman of the Board
                                                and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      /s/ MELVIN R. GOODES
By    ................................................
                      Melvin R. Goodes
                   Chairman of the Board
                and Chief Executive Officer
               (Principal Executive Officer)
                        and Director
      /s/ ERNEST J. LARINI
By    ................................................
                      Ernest J. Larini
                  Vice President and Chief
                     Financial Officer
               (Principal Financial Officer)
      /s/ WILLIAM F. GILROY
By    ................................................
                     William F. Gilroy
               Vice President and Controller
               (Principal Accounting Officer)           March 23, 1994
      /s/ B. CHARLES AMES
By    ................................................
                 B. Charles Ames, Director
      /s/ DONALD C. CLARK
By    ................................................
                 Donald C. Clark, Director
      /s/ LODEWIJK J. R. DE VINK
By    ................................................
              Lodewijk J. R. de Vink, Director
      /s/ JOHN A. GEORGES
By    ................................................
                 John A. Georges, Director

      /s/ WILLIAM H. GRAY III
By    ................................................
               William H. Gray III, Director
      /s/ WILLIAM R. HOWELL
By    ................................................
                William R. Howell, Director
      /s/ LASALLE D. LEFFALL, JR.
By    ................................................
           LaSalle D. Leffall, Jr., M.D. Director
      /s/ PATRICIA SHONTZ LONGE
By    ................................................
           Patricia Shontz Longe, Ph.D. Director
      /s/ LAWRENCE G. RAWL
By    ................................................
                 Lawrence G. Rawl, Director             March 23, 1994
      /s/ PAUL S. RUSSELL
By    ................................................
               Paul S. Russell, M.D. Director
      /s/ MICHAEL I. SOVERN
By    ................................................
                Michael I. Sovern, Director
      /s/ KENNETH J. WHALEN
By    ................................................
                Kenneth J. Whalen, Director
      /s/ JOSEPH D. WILLIAMS
By    ................................................
                Joseph D. Williams, Director

                                       28
                            STATEMENT OF DIFFERENCES

The registered trademark shall be expressed as 'r'.
Subscript numerics in chemistry notation shall be expressed as baseline numerics, e.g., sulfur hexaflouride would be expressed as SF6.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
- -------
   (3)     Articles of Incorporation and by-laws
           (a)   Restated  Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 24, 1990 (Incorporated by reference  to Warner-Lambert's Current Report on Form 8-K,  dated
                 April 24, 1990).
           (b)   By-Laws  of Warner-Lambert  Company, as amended  to October  25, 1988 (Incorporated  by reference to
                 Warner-Lambert's Quarterly Report on Form  10-Q for the quarter ended  September 30, 1988 (File  No.
                 1-3608)).
   (4)     Instruments defining the rights of security holders, including indentures
           (a)   Rights Agreement, dated as of June 28, 1988, and amended as of June 27, 1989, between Warner-Lambert
                 Company  and First Chicago Trust Company of New  York, as Rights Agent (Incorporated by reference to
                 Warner-Lambert's Registration Statement  on Form 8-A,  dated June 28,  1988, as amended  by Form  8, dated July 5, 1989 (File No. 1-3608)).
           (b)   Warner-Lambert  agrees to furnish  to the Commission, upon  request, a copy  of each instrument with respect to issues  of long-term  debt of  Warner-Lambert. The  principal amount  of debt  securities authorized under each such instrument does not exceed 10% of the total assets of Warner-Lambert.
  (10)     Material contracts
           (a)   Warner-Lambert  Company 1974 Stock Option and Alternate Stock  Plan, as amended to November 26, 1991
                 (Incorporated by reference  to Warner-Lambert's Form  10-K for  the fiscal year  ended December  31,
                 1991).
           (b)   Warner-Lambert  Company 1983  Stock Option Plan,  as amended  to November 26,  1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (c)   Warner-Lambert Company 1987  Stock Option Plan,  as amended  to November 26,  1991 (Incorporated  by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (d)   Warner-Lambert  Company 1989 Stock Plan, as amended  to November 26, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (e)   Warner-Lambert Company 1992 Stock Plan (Incorporated by reference to Warner-Lambert's Form 10-K  for the fiscal year ended December 31, 1992).
           (f)   Warner-Lambert  Company Incentive Compensation  Plan, as amended  to June 26,  1990 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).
           (g)   Warner-Lambert  Company  Supplemental  Pension  Income  Plan,   as  amended  to  October  29,   1991
                 (Incorporated  by reference  to Warner-Lambert's Form  10-K for  the fiscal year  ended December 31,
                 1991).
           (h)   Group Plan Participation by  Non-employee Directors (Incorporated  by reference to  Warner-Lambert's
                 Form 10-K for the fiscal year ended December 31, 1991).
           (i)   Warner-Lambert  Company Directors'  Retirement Plan,  as amended to  June 26,  1990 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).
           (j)   Warner-Lambert Excess Savings Plan, formerly Warner-Lambert Supplemental Savings Plan, as amended to
                 October 29, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year  ended
                 December 31, 1991).
           (k)   Warner-Lambert  Company  Executive Severance  Plan, as  amended  to June  26, 1990  (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).
           (l)   Restricted Stock  Plan for  Directors of  Warner-Lambert Company,  as amended  to January  28,  1992
                 (Incorporated  by reference  to Warner-Lambert's Form  10-K for  the fiscal year  ended December 31,
                 1991).
           (m)   Employment Agreement dated September 24, 1985  between Warner-Lambert Company and Melvin R.  Goodes,
                 Chairman  of the Board  and Chief Executive Officer,  as amended to August  1, 1991 (Incorporated by reference to Warner-Lambert's  Quarterly Report on  Form 10-Q  for the quarter  ended September  30,
                 1991).

EXHIBIT
NUMBER     DESCRIPTION OF DOCUMENT
- -------
           (n)   Employment  Agreement effective as of August 1, 1991, between Warner-Lambert Company and Lodewijk J.
                 R. de Vink,  President and Chief  Operating Officer (Incorporated  by reference to  Warner-Lambert's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).
           (o)   Consulting  Agreement, dated as of  September 1, 1991, between  Warner-Lambert Company and Joseph D.
                 Williams, Director (Incorporated  by reference  to Warner-Lambert's Form  10-K for  the fiscal  year ended December 31, 1991).
           (p)   Consulting Arrangement between Warner-Lambert Company and B. Charles Ames, Director (Incorporated by
                 reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (q)   Consulting Arrangement between Warner-Lambert Company and Paul S. Russell, Director (Incorporated by
                 reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (r)   Global Principles Agreement, dated as of December 10, 1993, between Warner-Lambert Company and Glaxo
                 Holdings plc.
           (s)   Global  Principles Agreement, dated  December 17, 1993, between  Warner-Lambert Company and Wellcome plc.
  (12)     Computation of Ratio of Earnings to Fixed Charges.
  (13)     Copy of the Warner-Lambert Company Annual Report for the fiscal year ended December 31, 1993. Such report, except for those  portions thereof  which are  expressly incorporated  by reference  herein, is  furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.
  (21)     Subsidiaries of the registrant.
  (23)     Consent of Independent Accountants.