Form 10-Q
period 1994-03-31
WARNER LAMBERT CO
filed 1994-05-13
CIK 104669

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1994

                             OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From          To
                               --------     --------

Commission File Number 1-3608

                    WARNER-LAMBERT COMPANY

    (Exact name of registrant as specified in its charter)

           Delaware                      22-1598912
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

              201 Tabor Road, Morris Plains, New Jersey
              (Address of principal executive offices)
                           07950
                         (Zip Code)

Registrant's telephone number, including area code: (201) 540-2000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


          YES   X             NO
               ---                ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                   Outstanding at April 30, 1994
          -----                   -------------------------------
Common Stock, $1 par value                   133,685,984

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              March 31, 1994 December 31, 1993
                                              -------------- -----------------
                                                   (Millions of dollars)
ASSETS:
  Cash and cash equivalents                       $  379.4      $  440.5
  Receivables                                        926.7         890.8
  Inventories                                        544.3         476.5
  Prepaid expenses and other current assets          413.2         410.9
                                                  --------      --------
        Total current assets                       2,263.6       2,218.7
  Investments and other assets                       527.5         487.4
  Equity investments in affiliated companies         213.9         208.6
  Property, plant and equipment                    1,599.4       1,599.3
  Intangible assets                                  318.6         314.1
                                                  --------      --------
        Total assets                              $4,923.0      $4,828.1
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                                $  540.4      $  507.5
  Notes payable - banks and other                    209.3         145.3
  Accounts payable, trade                            392.3         427.1
  Accrued compensation                               105.1         116.9
  Other current liabilities                          656.1         638.8
  Federal, state and foreign income taxes            171.1         180.3
                                                  --------      --------
        Total current liabilities                  2,074.3       2,015.9
  Long-term debt                                     550.4         546.2
  Other noncurrent liabilities                       804.9         867.8
                                                  --------      --------
        Total liabilities                          3,429.6       3,429.9
                                                  --------      --------

  Minority interests                                  28.2           8.6

  Shareholders' equity:
     Preferred stock - none issued                     -             -
     Common stock - 160,330,268 shares issued        160.3         160.3
     Capital in excess of par value                  122.0         120.1
     Retained earnings                             2,396.3       2,287.7
     Cumulative translation adjustments             (222.1)       (224.8)
     Treasury stock, at cost (1994 - 26,698,713
      shares; 1993 - 26,190,513 shares)             (991.3)       (953.7)
                                                  --------      --------
        Total shareholders' equity                 1,465.2       1,389.6
                                                  --------      --------
        Total liabilities and shareholders'
           equity                                 $4,923.0      $4,828.1
                                                  ========      ========

See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                        Three Months Ended March 31,
                                        ----------------------------
                                            1994            1993
                                          --------        --------
                          (Millions of dollars, except per share amounts)


NET SALES                                 $1,472.9        $1,331.7


COSTS AND EXPENSES:

   Cost of goods sold                        479.0           410.9
   Marketing                                 523.8           494.3
   Administrative and general                103.4            93.4
   Research and development                   97.9           110.7
   Other(income)expense, net                  (4.8)          (22.5)
   Restructuring                                 -            70.0
                                          --------        --------
       Total costs and expenses            1,199.3         1,156.8
                                          --------        --------
INCOME BEFORE INCOME TAXES, MINORITY
 INTERESTS AND ACCOUNTING CHANGES            273.6           174.9

Provision for income taxes                    63.4            38.7

Minority interests                            19.8              .1
                                          --------        --------

INCOME BEFORE ACCOUNTING CHANGES             190.4           136.1

Accounting changes (net of tax)                  -            46.0
                                          --------        --------

NET INCOME                                $  190.4        $  182.1
                                          ========        ========

PER COMMON SHARE:

  Income before accounting changes        $   1.42        $   1.01

  Accounting changes                             -             .34
                                          --------        --------

  Net income                              $   1.42        $   1.35
                                          ========        ========

  Cash dividends paid                     $    .61        $    .57
                                          ========        ========


See accompanying notes to consolidated financial statements. WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                       ------------------
                                                         1994       1993
                                                       ------------------
                                                      (Millions of dollars)
OPERATING ACTIVITIES:
   Net income                                          $ 190.4    $ 182.1
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                      43.5       40.5
       Accounting changes (net of tax)                       -      (46.0)
       Restructuring                                         -       70.0
       Increase in receivables                           (39.7)     (52.0)
       Increase in inventories                           (66.1)     (56.4)
       Decrease in accounts payable,
         trade and other current liabilities             (95.8)     (83.6)
       Other                                              24.1      (33.5)
                                                       -------    -------
             Net cash provided by operating activities    56.4       21.1
                                                       -------    -------
INVESTING ACTIVITIES:
   Purchase of investments                              (110.5)     (65.0)
   Proceeds from sale of investments                      63.7       19.0
   Purchase of property, plant and equipment             (46.5)     (55.1)
   Acquisitions of businesses                                -     (224.3)
   Other                                                   1.4        1.5
                                                       -------    -------
             Net cash used by investing activities       (91.9)    (323.9)
                                                       -------    -------

FINANCING ACTIVITIES:
   Proceeds from borrowings                              128.0      155.9
   Principal payments on borrowings                      (32.0)     (12.1)
   Purchase of treasury stock                            (40.1)      (3.6)
   Cash dividends paid                                   (81.7)     (77.2)
   Proceeds from exercise of stock options                 3.4        2.5
                                                       -------    -------
             Net cash (used) provided
               by financing activities                   (22.4)      65.5
                                                       -------    -------

Effect of exchange rate changes on cash
  and cash equivalents                                    (3.2)      (3.3)
                                                       -------    -------
   Decrease in cash and cash equivalents                 (61.1)    (240.6)
   Cash and cash equivalents at beginning of year        440.5      718.4
                                                       -------    -------
   Cash and cash equivalents at end of period          $ 379.4    $ 477.8
                                                       =======    =======

 See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE A: The interim financial statements presented herein should be read in conjunction with Warner-Lambert Company's 1993 Annual Report.

NOTE B: The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE C: In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been included in the consolidated financial statements.

NOTE D: Net income per share for the three months ended March 31, 1994 and March 31, 1993 has been computed based on the average number of shares of common stock outstanding during each period. The effect on net income per share from the assumed conversion of common stock equivalents was not material. The average number of shares of common stock outstanding during the three months ended March 31, 1994 and March 31, 1993 was 133,850,000 and 135,363,000, respectively.

NOTE E: Interest payments for the three months ended March 31, 1994 and March 31, 1993 were $20.0 million and $15.6 million, respectively. Income tax payments for the same periods were $57.8 million and $9.0 million, respectively.

NOTE F:   Major classes of inventories were as follows:

                                      March 31, 1994   December 31, 1993
                                      --------------   -----------------
                                                 (In millions)

          Raw materials                     $ 98.8             $ 88.6
          Finishing supplies                  41.3               38.6
          Goods in process                    90.8               79.3
          Finished goods                     313.4              270.0
                                            ------             ------
                                            $544.3             $476.5
                                            ======             ======


NOTE G:   Property, plant and equipment balances were as follows:

                                      March 31, 1994   December 31, 1993
                                      --------------   -----------------
                                                 (In millions)

          Property, plant and equipment  $ 2,834.8          $ 2,834.2
          Less accumulated depreciation   (1,235.4)          (1,234.9)
                                         ----------         ---------
            Net                          $ 1,599.4          $ 1,599.3
                                         ==========         =========

NOTE H:   Intangible asset balances were as follows:

                                      March 31, 1994   December 31, 1993
                                      --------------   -----------------
                                                 (In millions)
          Patents, trademarks,
             goodwill and other
             intangibles                  $ 368.8           $ 361.4
          Less accumulated amortization     (50.2)            (47.3)
                                          -------           -------
            Net                           $ 318.6           $ 314.1
                                          =======           =======

NOTE I:   Warner Wellcome Consumer Health Products:

          Warner-Lambert and Wellcome plc formed an alliance to develop and market non-prescription consumer health care products.
          The U.S. and Canadian joint ventures became operational in the first quarter of 1994. Joint ventures in Europe and Australia are expected to be formed later in 1994. Warner-Lambert has voting control of the joint ventures and has consolidated the financial results since their dates of formation. Wellcome's share of the operating results of the joint ventures has been reflected as minority interest. Warner-Lambert's consolidated net sales for the first quarter of 1994 included approximately $59 million for products contributed by Wellcome. The joint venture did not have a significant impact on the results of operations.


NOTE J:   The company adopted the provisions of SFAS No. 115,
          "Accounting for Certain Investments in Debt and Equity
          Securities," effective January 1, 1994. The adoption of the statement had no impact on the company's earnings.

          At January 1, 1994, the company's portfolio of Held-to-Maturity securities had an aggregate fair value of $569.8 million including unrealized holding gains of $4.3 million. There were no unrealized holding losses. The portfolio was comprised primarily of certificates of deposit and time deposits which generally mature within one year. The balance of the portfolio consisted mainly of certain Puerto Rico fixed income investments with various maturity dates up to 23 years. Securities categorized as Available-For-Sale are immaterial.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER ENDED MARCH 31, 1994
- - ----------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1993
- - ------------------------------------------

REVENUES
- - --------

Worldwide sales for the first quarter of 1994 were $1,473 million, 11 percent higher than 1993 first quarter sales of $1,332 million. Sales growth of approximately 8 percent was from businesses that Warner-Lambert acquired in 1993 and Wellcome plc products contributed to the Warner Wellcome joint ventures (discussed below), partly offset by the absence of the chocolate/caramel business (which was sold in October 1993). Unit volume gains were 9 percent, price increases added 3 percent, and foreign exchange rate changes had an unfavorable impact of 1 percent. U.S. sales increased $8 million or 1 percent to $659 million. International sales increased $133 million or 20 percent to $814 million. At constant exchange rates, international sales increased 22 percent from the same period last year.

SEGMENT SALES                           THREE MONTHS ENDED MARCH 31,
- - -------------                   -----------------------------------------
(Dollars in Millions)                                        Percent
                                   1994      1993      Increase/(Decrease)
                                 --------    --------  -------------------
     Pharmaceutical              $  506.9    $  514.8         (1.5)%

     Consumer Health Care           653.8       528.4         23.7

     Confectionery                  312.2       288.5          8.2
                                 --------    --------
     Consolidated Net Sales      $1,472.9    $1,331.7         10.6 %
                                 ========    ========

Pharmaceutical sales decreased 8 percent in the U.S. to $243 million for the first quarter primarily due to sales erosion of the lipid-regulator Lopid to generic competition. The company was also hampered by the inability to ship certain pharmaceutical products undergoing certification to comply with the terms of the consent decree the company entered into with the U.S. Food and Drug Administration (FDA) in 1993. In addition, Medicaid rebates, state programs and other related rebate programs reduced net sales by $13 million in the first quarter of 1994 compared to a $10 million reduction in the corresponding 1993 period.

The consent decree with the FDA is a court-approved agreement that primarily requires the company to certify that laboratory and/or manufacturing procedures at its pharmaceutical manufacturing facilities in the U.S. and Puerto Rico meet current Good Manufacturing Practices established by the FDA.

Warner-Lambert continues to make progress in resolving many of the issues related to this matter. Most of the company's pharmaceutical products have returned to full manufacture and distribution, and laboratories in all U.S. pharmaceutical plants received certification. Plans are underway to complete facility certification for the Vega Baja and Fajardo plants in Puerto Rico during 1994.

Pharmaceutical products with U.S. sales growth during the first quarter included the cardiovascular drug Accupril (benefiting from expanded labeling as a treatment for congestive heart failure), Cognex for the treatment of mild-to-moderate Alzheimer's disease (introduced in the third quarter of 1993), and the add-on epilepsy therapy Neurontin (launched during the first quarter of 1994). International pharmaceutical sales increased 5 percent to $264 million. At constant exchange rates, sales increased 10 percent from 1993. International sales growth was led by Accupril and Capsugel empty hard-gelatin capsules. In April 1994, the company obtained marketing approval in France for dispensing Cognex in a hospital setting and anticipates a marketing launch in the second quarter of 1994.

Sales of consumer health care products of $654 million for first quarter 1994 were 24 percent higher than first quarter 1993. Warner-Lambert acquired several businesses in this reporting segment in 1993, including the principal operations of the Wilkinson Sword wet shave business and Willinger Bros., Inc., a privately owned manufacturer and distributor of aquarium products. Sales from these businesses and approximately $59 million in sales of Wellcome products contributed by Wellcome plc to the Warner Wellcome joint ventures increased sales by approximately 22 percent.

The Warner Wellcome alliance calls for both Warner-Lambert and Wellcome plc to contribute to the joint venture current and future over-the-counter (OTC) products. Joint ventures became operational in the U.S. and Canada in January, 1994 and are expected to be formed in Europe and Australia later in 1994. After a two-year phase-in period, Warner-Lambert will receive approximately 70 percent and Wellcome 30 percent of the profits generated in the U.S. An NDA for the conversion to OTC use of Wellcome's anti-viral drug Zovirax as a genital herpes medication was filed with the FDA in August 1993. Subject to such conversion, profits on OTC Zovirax sales in the U.S. will be shared in favor of Wellcome. Profits on current products will be shared equally in Canada, Australia and Europe. Profits on Zovirax cream (which is to be used for the OTC treatment of cold sores) outside the U.S. will also be shared equally, subject to a royalty to Wellcome if sales exceed a threshold amount. Other future OTC switch products will be subject to a profit split in favor of the innovator.

Warner-Lambert and Glaxo Holdings plc formed a joint venture in the U.S. that commenced operation in December 1993. The joint venture will develop, seek approval of and market OTC versions of Glaxo prescription drugs in the U.S., including Zantac, its leading pharmaceutical product. Additional joint ventures are expected to be formed with Glaxo in other major markets outside the U.S., excluding Japan. Warner-Lambert and Glaxo will share development costs and profits equally, with Glaxo receiving a royalty on OTC sales by the joint venture. During the first quarter of 1994, Warner-Lambert began marketing Glaxo's nasal spray Beconase for OTC sale in the U.K.

Consumer health care sales rose 13 percent in the U.S. to $307 million for the first quarter. Excluding sales from businesses that Warner-Lambert acquired in 1993 and the inclusion of Wellcome products, sales decreased 12 percent. Major Wellcome products included in first quarter sales were Sudafed and Actifed cold medications and Neosporin topical anti-infective. International sales advanced 36 percent to $347 million compared with the same period last year reflecting the inclusion of the Wilkinson products, the continued success of Halls cough tablets, Tetra pet care products and Schick wet-shaving products. Sales growth of approximately 18 percent was from businesses that Warner-Lambert acquired in 1993 and the inclusion of Wellcome products in Canada.

Confectionery sales decreased 5 percent in the U.S. to $109 million in the first quarter primarily due to the sale of the chocolate/caramel business in the fourth quarter of 1993. Excluding chocolate/caramel sales, sales grew 4 percent for first quarter 1994. Confectionery products with U.S. sales gains included Mint*A*Burst stick gum (introduced in December 1993) and Bubblicious chewing gum. International confectionery sales increased 17 percent to $203 million. At constant exchange rates, international sales increased 18 percent. Major contributors to the international sales growth were Trident sugarless gum, Clorets gums and mints (due to the introduction of a new sugarless version) and Chiclets candy-coated gum.

COSTS AND EXPENSES
- - ------------------

Cost of goods sold of $479 million was 17 percent higher than $411 million in the first quarter of 1993. Cost of goods sold as a percentage of sales was 32.5 percent in the first quarter of 1994 compared with 30.9 percent in the first quarter of 1993, primarily due to an increase in the pharmaceutical segment's ratio, resulting from an unfavorable product mix, (more lower-margin generics being sold in place of higher-margin branded products) and increased costs related to regulatory compliance issues.

Marketing expense in the first quarter rose 6 percent to $524 million compared with $494 million for the same period last year, primarily due to the inclusion of the acquired companies and the Wellcome alliance. As a percentage of sales, expenses in the first quarter of 1994 were
35.6 percent compared with 37.1 percent in the first quarter of 1993, as sales growth outpaced the company's investment in marketing expense.

Administrative and general expense increased 11 percent to $103 million in the first quarter from $93 million in the corresponding 1993 period primarily due to the inclusion of the acquired companies' results and the Wellcome alliance, and increased quality assurance expenses related to regulatory compliance issues.

Research and development expense totaled $98 million, decreasing 12 percent from the first quarter of 1993, representing 6.6 percent of sales versus 8.3 percent in the same period a year ago. The decrease reflects reduced spending on selected pharmaceutical programs and the absence of spending on the Novon specialty polymer business, which was discontinued in 1993.

Other (income) expense, net of $(5) million in the first quarter of 1994 decreased $18 million compared with the first quarter of 1993 primarily due to higher interest expense and currency exchange losses and lower income on investments.

Minority interests increased $20 million in the first quarter as a result of the Warner Wellcome joint venture.

First quarter 1993 results included a restructuring charge of $70 million pretax ($45 million after tax or $.33 per share) relating to the disposition of the Novon business.

ACCOUNTING CHANGES
- - ------------------

The company adopted, effective January 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which increased net income by $63 million or $.47 per share; and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which decreased net income by $17 million or $.13 per share.

INCOME TAXES
- - ------------

An effective tax rate of 23.2 percent in the first quarter of 1994 compares with an effective tax rate of 26.0 percent in the first quarter of 1993. The 1993 rate excludes the impact of the accounting changes and the restructuring charge. The 1994 rate reduction reflects the impact of reporting minority interests (which reduced the effective tax rate by 1.8 percent), the extension of the U.S. research tax credit enacted as part of the Omnibus Budget Reconciliation Act of 1993 in August 1993, and effective tax rate improvements from international operations, partly offset by reduced tax benefits from tax-advantaged jurisdictions.

NET INCOME
- - ----------

Net income was $190 million or $1.42 per share in the first quarter, an increase of 5 percent from the comparable prior year period. Excluding restructuring and accounting changes in 1993, earnings per share increased 6 percent from $1.34 in the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Total cash and cash equivalents amounted to $379 million, a decrease of $61 million since December 31, 1993. Cash provided by operating activities of $56 million and a net increase in borrowings of $96 million was used to pay dividends of $82 million, to purchase property, plant and equipment of $46 million and to repurchase approximately 620 thousand shares of company stock in the amount of $40 million. The company also holds $209 million in securities and time deposits that do not qualify as cash equivalents. Warner-Lambert's net debt (total debt less total cash and cash equivalents, a portion of investments and other assets) of $712 million at March 31, 1994 increased $114 million from $598 million at December 31, 1993.

Expenditures for property, plant and equipment for the year 1994 are planned to be approximately $360 million. This includes approximately $95 million to be spent for the consolidation and upgrading of manufacturing, distribution and research facilities, and for organizational restructuring in connection with the company's restructuring plans announced in 1993 and 1991.

ENVIRONMENT
- - -----------

The company maintains control systems designed to assure compliance in all material respects with applicable environmental laws and regulations. Warner-Lambert is involved in various environmental matters, including actions initiated by the Environmental Protection Agency or by state authorities under similar state legislation or other parties. It is not possible to predict with certainty the outcome of such matters or the total cost of remediation. In the opinion of management, such proceedings will not result in a material adverse effect on the company's financial position, liquidity, cash flow or results of operations for any year.

OTHER
- - -----

The Clinton Administration has identified the containment of health care costs as a major priority. The Administration's proposed health care plan, along with a number of alternative proposals, if enacted, will likely have an adverse impact on the pharmaceutical industry.


SHAREHOLDER INFORMATION
- - -----------------------

In January 1994, the Board of Directors approved a 7 percent increase in the quarterly dividend to $.61 cents per share, which was paid in the first quarter of 1994.

                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------


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

           Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the United States District Court for the Northern District of Illinois for pre-trial proceedings. The state cases pending in California have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also recently been named as a defendant in two actions in Alabama state court, brought by a class of consumers and a class of pharmacies, arising from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a)  The Annual Meeting of Shareholders of Warner-
Lambert was held on April 26, 1994.

           (b) Proxies for such meeting were solicited pursuant to the definitive Proxy Statement of Warner-Lambert relating to the Annual Meeting of Shareholders held on April 26, 1994, which was filed with the Securities and Exchange Commission via EDGARLINK software on March 7, 1994.

           (c) The following describes the matters voted upon at such meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter.
Broker non-votes were not counted for voting purposes.


           (i)  Election of Directors:

                                                Number of Shares
                          Number of Shares       Withheld From
    Nominee                  Voted For             Voting for
- - --------------------      ----------------      ----------------
B. Charles Ames             112,269,175             969,340

Donald C. Clark             112,305,089             933,426

Lodewijk J. R. de Vink      112,273,779             964,736

John A. Georges             112,292,922             945,593

Melvin R. Goodes            112,245,113             993,402

William H. Gray III         112,241,309             997,206

William R. Howell           112,290,529             947,986

LaSalle D. Leffall, Jr.     112,302,946             935,569

Patricia Shontz Longe       112,289,302             949,213

Lawrence G. Rawl            112,264,621             973,894

Paul S. Russell             112,296,157             942,358

Michael I. Sovern           112,252,256             986,259

Joseph D. Williams          112,207,296           1,031,219


           (ii)  Appointment of Independent Accountants for 1994:

                                                Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
     -----------             -------------         ----------
     112,159,626                737,365              341,524

           (iii) Shareholder resolution seeking to eliminate the Directors' Retirement Plan and certain other Directors' benefits:


                                                Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
     -----------             -------------         ----------
      27,486,741              72,533,758            2,782,652


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (12)   Computation of Ratio of Earnings to Fixed
                       Charges.

           (b)  Warner-Lambert has not filed any reports on Form
                8-K for the quarter ended March 31, 1994.

                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                 WARNER-LAMBERT COMPANY
                                     (Registrant)



Date: May 12, 1994               By:  Ernest J. Larini
                                      ----------------
                                      Ernest J. Larini
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: May 12, 1994               By:  William F. Gilroy
                                      -----------------
                                      William F. Gilroy
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                      Exhibit                               Page No.
- - -----------                      -------                               --------
(12)                   Computation of Ratio of Earnings
                       to Fixed Charges.