Form 10-Q
period 1994-06-30
WARNER LAMBERT CO
filed 1994-08-12
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1994

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From         To
                               -------    -------

Commission File Number 1-3608

                     WARNER-LAMBERT COMPANY

    (Exact name of registrant as specified in its charter)

           Delaware                      22-1598912
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


          YES   X           NO
               ---               ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at July 31, 1994
          -----                    ---------------------------

Common Stock, $1 par value                 133,965,940

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                               June 30, 1994 December 31, 1993
                                               ------------- -----------------
                                                   (Millions of dollars)
ASSETS:
  Cash and cash equivalents                       $  335.3      $  440.5
  Receivables                                      1,003.8         890.8
  Inventories                                        590.3         476.5
  Prepaid expenses and other current assets          509.4         410.9
                                                  --------      --------
        Total current assets                       2,438.8       2,218.7
  Investments and other assets                       545.7         487.4
  Equity investments in affiliated companies         221.9         208.6
  Property, plant and equipment                    1,650.3       1,599.3
  Intangible assets                                  380.3         314.1
                                                  --------      --------
        Total assets                              $5,237.0      $4,828.1
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                                $  704.4      $  507.5
  Notes payable - banks and other                    213.4         145.3
  Accounts payable, trade                            396.1         427.1
  Accrued compensation                               121.0         116.9
  Other current liabilities                          621.3         638.8
  Federal, state and foreign income taxes            180.0         180.3
                                                  --------      --------
        Total current liabilities                  2,236.2       2,015.9
  Long-term debt                                     548.0         546.2
  Other noncurrent liabilities                       814.0         867.8
                                                  --------      --------
        Total liabilities                          3,598.2       3,429.9
                                                  --------      --------

  Minority interests                                  26.8           8.6

  Shareholders' equity:
     Preferred stock - none issued                     -             -
     Common stock - 160,330,268 shares issued        160.3         160.3
     Capital in excess of par value                  131.4         120.1
     Retained earnings                             2,511.5       2,287.7
     Cumulative translation adjustments             (207.6)       (224.8)
     Treasury stock, at cost (1994 - 26,362,343
      shares; 1993 - 26,190,513 shares)             (983.6)       (953.7)
                                                  --------      --------
        Total shareholders' equity                 1,612.0       1,389.6
                                                  --------      --------
        Total liabilities and shareholders'
           equity                                 $5,237.0      $4,828.1
                                                  ========      ========

See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                     Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                     ------------------   ----------------
                                    1994       1993       1994      1993
                                    ----       ----       ----      ----

                            (Millions of dollars, except per share amounts)


NET SALES                        $1,552.2   $1,449.7   $3,025.1   $2,781.4

COSTS AND EXPENSES:

  Cost of goods sold                509.3      471.9      988.3      882.8
  Marketing                         575.1      545.5    1,098.9    1,039.8
  Administrative and general         96.7       84.8      200.1      178.2
  Research and development          100.5      107.7      198.4      218.4
  Other(income)expense, net          (3.5)     (10.3)      (8.3)     (32.8)
  Restructuring                         -          -          -       70.0
                                 --------   --------   --------   --------
      Total costs and expenses    1,278.1    1,199.6    2,477.4    2,356.4
                                 --------   --------   --------   --------

INCOME BEFORE INCOME TAXES,
 MINORITY INTERESTS AND
 ACCOUNTING CHANGES                 274.1      250.1      547.7      425.0

Provision for income taxes           58.8       60.2      122.2       98.9

Minority interests                   18.6          -       38.4         .1
                                 --------   --------   --------   --------

INCOME BEFORE ACCOUNTING CHANGES    196.7      189.9      387.1      326.0

Accounting changes (net of tax)         -          -          -       46.0
                                 --------   --------   --------   --------

NET INCOME                       $  196.7   $  189.9   $  387.1   $  372.0
                                 ========   ========   ========   ========

PER COMMON SHARE:

  Income before accounting
    changes                      $   1.47   $   1.40   $   2.89   $   2.41

  Accounting changes                    -          -          -        .34
                                 --------   --------   --------   --------
  Net income                     $   1.47   $   1.40   $   2.89   $   2.75
                                 ========   ========   ========   ========
  Cash dividends paid            $    .61   $    .57   $   1.22   $   1.14
                                 ========   ========   ========   ========


See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Six Months
                                                         Ended June 30,
                                                       ------------------
                                                         1994       1993
                                                       ------------------
                                                      (Millions of dollars)
OPERATING ACTIVITIES:
   Net income                                          $ 387.1    $ 372.0
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                      88.6       81.7
       Accounting changes (net of tax)                       -      (46.0)
       Restructuring                                         -       70.0
       Increase in receivables                          (125.4)    (102.1)
       Increase in inventories                          (107.7)    (104.2)
       Decrease in accounts payable,
         trade and other current liabilities            (118.8)     (66.1)
       Other                                              26.2      (67.4)
                                                       -------    -------
             Net cash provided by operating activities   150.0      137.9
                                                       -------    -------
INVESTING ACTIVITIES:
   Purchase of investments                              (284.8)    (119.5)
   Proceeds from sale of investments                     134.9       41.9
   Purchase of property, plant and equipment            (126.5)    (132.6)
   Acquisitions of businesses                            (53.0)    (340.9)
   Other                                                   8.1        4.2
                                                       -------    -------
             Net cash used by investing activities      (321.3)    (546.9)
                                                       -------    -------

FINANCING ACTIVITIES:
   Proceeds from borrowings                              321.5      286.0
   Principal payments on borrowings                      (62.6)     (27.9)
   Purchase of treasury stock                            (40.2)     (20.7)
   Cash dividends paid                                  (163.3)    (154.3)
   Proceeds from exercise of stock options                14.4        7.4
                                                       -------    -------
             Net cash provided by financing activities    69.8       90.5
                                                       -------    -------

Effect of exchange rate changes on cash
  and cash equivalents                                    (3.7)      (3.9)
                                                       -------    -------
   Decrease in cash and cash equivalents                (105.2)    (322.4)
   Cash and cash equivalents at beginning of year        440.5      718.4
                                                       -------    -------
   Cash and cash equivalents at end of period          $ 335.3    $ 396.0
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

NOTE D: Net income per share for the three and six months ended June 30, 1994 and June 30, 1993 has been computed based on the average number of shares of common stock outstanding during each period. The effect on net income per share from the assumed conversion of common stock equivalents was not material. The average number of shares of common stock outstanding during the three months ended June 30, 1994 and June 30, 1993 was 133,799,000 and 135,322,000, respectively and during the six months ended June 30, 1994 and June 30, 1993 was 133,852,000 and 135,337,000, respectively.

NOTE E: Interest payments for the six months ended June 30, 1994 and June 30, 1993 were $34.5 million and $34.8 million, respectively. Income tax payments for the same periods were $89.8 million and $74.7 million, respectively.

NOTE F:   Major classes of inventories were as follows:

                                       June 30, 1994   December 31, 1993
                                       -------------   -----------------
                                                 (In millions)

          Raw materials                     $ 95.5             $ 88.6
          Finishing supplies                  43.3               38.6
          Goods in process                    99.1               79.3
          Finished goods                     352.4              270.0
                                            ------             ------
                                            $590.3             $476.5
                                            ======             ======


NOTE G:   Property, plant and equipment balances were as follows:

                                       June 30, 1994   December 31, 1993
                                       -------------   -----------------
                                                 (In millions)

          Property, plant and equipment  $ 2,934.6          $ 2,834.2
          Less accumulated depreciation   (1,284.3)          (1,234.9)
                                         ---------          ---------
            Net                          $ 1,650.3          $ 1,599.3
                                         =========          =========

NOTE H:   Intangible asset balances were as follows:

                                       June 30, 1994   December 31, 1993
                                       -------------   -----------------
                                                 (In millions)
          Patents, trademarks,
             goodwill and other
             intangibles                  $ 434.7           $ 361.4
          Less accumulated amortization     (54.4)            (47.3)
                                          -------           -------
            Net                           $ 380.3           $ 314.1
                                          =======           =======

NOTE I:   Warner Wellcome Consumer Health Products:

          Warner-Lambert and Wellcome plc formed an alliance to develop and market non-prescription consumer health care products.
          The U.S. and Canadian joint ventures became operational in the first quarter of 1994. Joint ventures in Australia, New Zealand and certain countries in Europe became operational in June; their results will be reflected in the company's third quarter 1994. Warner-Lambert has voting control of the joint ventures and has consolidated the financial results. Wellcome's share of the operating results of the joint ventures has been reflected as minority interest. Warner-Lambert's consolidated net sales included products contributed by Wellcome of approximately $112 million for the six months ended June 30, 1994. The alliance did not have a significant impact on the results of operations.


NOTE J:   The company adopted the provisions of SFAS No. 115,
          "Accounting for Certain Investments in Debt and Equity
          Securities," effective January 1, 1994. The adoption of the statement had no impact on the company's earnings. At January 1, 1994, the company's portfolio of Held-to-Maturity securities had immaterial unrealized holding gains and no unrealized holding losses. Securities categorized as Available-For-Sale are immaterial.

NOTE K: In June 1994, Warner-Lambert acquired Saila S.p.A., a privately held confectionery company based in Italy. The total purchase price of approximately $66 million will be paid in three installments.

          Reported results of operations for 1994 and 1993 would not have differed significantly had the above acquisition taken place at the beginning of 1993. The above acquisition has been accounted for by the purchase method of accounting. The results of operations will be included in the third quarter 1994 consolidated financial statements. The excess of the purchase price over the estimated fair value of the net assets acquired has been treated as goodwill and will be amortized over 40 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1994
- - -------------------------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1993
- - ------------------------------------------

REVENUES
- - --------

Worldwide sales for the second quarter and six-month period rose 7 percent to $1,552 million and 9 percent to $3,025 million, respectively. Sales growth of approximately 5 percent for the second quarter and 6 percent for the six-month period was from businesses that Warner-Lambert acquired in 1993 and products contributed by Wellcome plc to the Warner Wellcome joint ventures (discussed below), partly offset by the absence of the chocolate/caramel business (which was sold in October 1993). Unit volume gains were 9 percent for each period and price increases added 1 percent to the six-month period. Foreign exchange rate changes had an unfavorable impact of 2 percent on the second quarter and 1 percent on the six-month sales results. U.S. sales increased $55 million or 8 percent to $724 million for the second quarter and $63 million or 5 percent to $1,382 million for the six-month period. International sales increased $48 million or 6 percent to $828 million for the second quarter and $181 million or 12 percent to $1,643 million for the six-month period. At constant exchange rates, international sales increased 9 percent for the second quarter and 15 percent for the six-month period.


SEGMENT SALES     THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
(Dollars in       ---------------------------   --------------------------
 Millions)                            Percent                      Percent
                    1994      1993   Increase/   1994      1993   Increase/
                                    (Decrease)                   (Decrease)
                 --------   -------- --------  --------  -------- --------
Pharmaceutical   $  513.9   $  531.7   (3.3)%  $1,020.8  $1,046.5   (2.5)%

Consumer
   Health Care      679.4      565.8   20.1     1,333.2   1,094.2   21.8

Confectionery       358.9      352.2    1.9       671.1     640.7    4.7
                 --------   --------           --------  --------
Consolidated
   Net Sales     $1,552.2   $1,449.7    7.1    $3,025.1  $2,781.4    8.8
                 ========   ========           ========  ========

Pharmaceutical sales in the U.S. fell 9 percent to $247 million for the second quarter and 8 percent to $489 million for the six-month period primarily due to sales erosion of the lipid-regulator Lopid as a result of generic competition. The company was also hampered in part, by the inability to ship certain pharmaceutical products undergoing certification to comply with the terms of the consent decree the company entered into with the U.S. Food and Drug Administration (FDA) in 1993.

The consent decree with the FDA is a court-approved agreement that primarily requires the company to certify that laboratory and/or manufacturing procedures at its pharmaceutical manufacturing facilities in the U.S. and Puerto Rico meet current Good Manufacturing Practices established by the FDA. Warner-Lambert continues to make progress in resolving many of the issues related to this matter. Most of the company's pharmaceutical products have returned to full manufacture and distribution, and laboratories in all U.S. pharmaceutical plants have received certification. The company is working with the FDA to complete facility certification for the Vega Baja and Fajardo plants in Puerto Rico.

Partly offsetting the sales decline of Lopid in the U.S. was sales growth from the cardiovascular drug Accupril (which benefited from expanded labeling as a treatment for congestive heart failure), and sales from Cognex for the treatment of mild-to-moderate Alzheimer's disease (which was introduced in the third quarter of 1993) and the add-on epilepsy therapy Neurontin (which was launched during the first quarter of 1994). International pharmaceutical sales increased 2 percent to $267 million for the second quarter and 4 percent to $531 million for the six-month period. At constant exchange rates, international sales increased 6 percent for the second quarter and 8 percent for the six-month period. Products with international sales growth for both periods were Accupril and Capsugel empty hard-gelatin capsules. In April 1994, the company obtained marketing approval in France for dispensing Cognex in a hospital setting. Pending the finalization of distribution arrangements with regulatory authorities, shipments may begin in the fourth quarter.

Sales of the consumer health care products segment of $679 million for the second quarter and $1,333 million for the six-month period were 20 percent and 22 percent higher than the corresponding periods in 1993. Warner-Lambert acquired several businesses in this reporting segment in 1993, including the principal operations of the Wilkinson Sword wet shave business and Willinger Bros., Inc. a privately owned manufacturer and distributor of aquarium products. Sales from these businesses and sales of approximately $53 million in the second quarter and $112 million in the six-month period from products contributed by Wellcome plc to the Warner Wellcome joint ventures increased this segment's sales by approximately 14 percent in the second quarter and 18 percent in the six-month period.

The Warner Wellcome alliance calls for both Warner-Lambert and Wellcome plc to contribute to the joint ventures current and future over-the-counter
(OTC) products. Joint ventures became operational in the U.S. and Canada in January 1994. In June 1994, joint ventures became operational in Australia, New Zealand and certain countries in Europe; their results will be reflected in the company's third quarter. After a two-year phase-in period, Warner-Lambert will receive approximately 70 percent and Wellcome will receive approximately 30 percent of the profits generated by Warner Wellcome in the U.S. A New Drug Application (NDA) for the conversion to OTC use of Wellcome's anti-viral drug Zovirax as a genital herpes medication was filed with the FDA in August 1993. Subject to such conversion, profits on OTC Zovirax sales in the U.S. will be shared in favor of Wellcome. Profits on current OTC products will be shared equally in Canada, Europe, Australia and New Zealand. Profits on certain formulations of Zovirax Cold Sore Cream sold over-the-counter outside the U.S. will be shared equally, subject to a royalty to Wellcome if sales exceed a threshold amount. Other future OTC switch products will be subject to a profit split in favor of the innovator.


Warner-Lambert and Glaxo Holdings plc formed a joint venture in the U.S. that commenced operation in December 1993. The joint venture will develop, seek approval of and market OTC versions of Glaxo prescription drugs in the U.S., including Zantac, its pharmaceutical product for ulcer treatment. Additional joint ventures are expected to be formed with Glaxo in other major markets outside the U.S., excluding Japan. Warner-Lambert and Glaxo will share development costs and profits equally, with Glaxo receiving a royalty on OTC sales by the joint venture. In the first quarter of 1994, Warner-Lambert began marketing Glaxo's nasal spray Beconase for OTC sale in the U.K.

In the U.S. consumer health care sales grew 33 percent to $342 million for the second quarter and 23 percent to $649 million for the six-month period. Sales from businesses that Warner-Lambert acquired in 1993 and the inclusion of Wellcome products increased sales by approximately 22 percent and 24 percent, respectively. Major Wellcome products were Sudafed and Actifed cold medications and Neosporin topical anti-infective. Sales growth leaders in the U.S. for both periods were Cool Mint Listerine antiseptic mouthwash and Benadryl antihistamine. International sales advanced 9 percent to $337 million for the second quarter and 21 percent to $684 million for the six-month period. At constant exchange rates, international sales increased 12 percent and 23 percent, respectively. The international growth reflected the inclusion of the Wilkinson products and the Wellcome products in Canada, and the continued success of Halls cough tablets, Tetra pet care products and Schick wet-shaving products. Sales growth of approximately 7 percent for the second quarter and 12 percent for the six-month period was from businesses that Warner-Lambert acquired in 1993 and the inclusion of Wellcome products.

Confectionery sales in the U.S. fell 5 percent to $135 million in the second quarter and 5 percent to $244 million for the six-month period due to the sale of the chocolate/caramel business in the fourth quarter of 1993. Excluding chocolate/caramel sales, sales grew 4 percent for both the second quarter and the six-month period. Confectionery products with U.S. sales gains included Mint*A*Burst stick gum (introduced in December 1993) and Bubblicious chewing gum. International confectionery sales increased 6 percent to $224 million for the second quarter and 11 percent to $427 million for the six-month period. At constant exchange rates, international sales increased 9 percent and 13 percent, respectively.
Major contributors to international sales growth were Trident sugarless gum, Chiclets candy-coated gum and Clorets gums and mints.

On June 15, 1994 the company acquired Saila S.p.A., a privately held confectionery company based in Italy; its results will be reflected in the company's third quarter. The acquisition solidifies Warner-Lambert's position as the second largest non-chocolate confectionery company in Italy.

COSTS AND EXPENSES
- - ------------------

Cost of goods sold in the second quarter of 1994 increased 8 percent to $509 million compared with $472 million for the same period last year. For the six-month period, cost of goods sold of $988 million was 12 percent higher than $883 million in the first six months of 1993. Cost of goods sold as a percentage of sales increased to 32.8 percent in the second quarter from 32.5 percent in the second quarter of 1993, and to 32.7 percent for the first six months of 1994 from 31.7 percent for the first six months of 1993. The increase in the ratios are due to two factors: a higher percentage of sales being generated by the consumer health care segment (which has a lower gross profit margin than the pharmaceutical segment), and higher pharmaceutical segment ratios, resulting from both an unfavorable product mix and higher costs related to regulatory compliance issues.

Marketing expense rose 5 percent to $575 million in the second quarter compared with $545 million for the same period last year, and rose 6 percent to $1,099 million for the six-month period versus $1,040 million for the same period a year ago. The increases in marketing expense for both periods were due to the inclusion of the acquired companies and the Wellcome alliance. As a percentage of sales, marketing expense in the second quarter of 1994 was 37.0 percent compared with 37.6 percent for the same quarter last year, and for the six-month period the ratio was 36.3 percent versus 37.4 percent a year ago, as sales growth outpaced the company's investment in marketing expense.

Administrative and general expense was $97 million for the second quarter and $200 million for the first six months of 1994, increasing 14 percent and 12 percent respectively from year-ago levels. Higher expenses were primarily due to the inclusion of the acquired companies' results and the Wellcome alliance, coupled with greater administrative costs and quality assurance expenses related to regulatory compliance issues.

Research and development expense was $101 million for the second quarter, 7 percent lower than 1993, representing 6.5 percent of sales versus 7.4 percent in the same period a year ago. For the six-month period, research and development expense was $198 million, 9 percent lower than 1993, representing 6.6 percent of sales versus 7.9 percent last year. The decreases reflect reduced spending on selected pharmaceutical programs.

Other (income) expense, net was $(3) million in the second quarter and $(8) million for the first six months of 1994, decreasing $7 million and $25 million respectively from year-ago levels, primarily due to higher interest expense (resulting from increased debt levels from the company's 1993 and 1994 acquisitions) and higher currency exchange losses.

Minority interests increased $19 million in the second quarter and $38 million during the six-month period of 1994 as a result of the Warner Wellcome joint ventures.

Six month 1993 results include a restructuring charge of $70 million pretax ($45 million after tax or $.33 per share) relating to the disposition of the Novon specialty polymer business.

ACCOUNTING CHANGES
- - ------------------

The company adopted, effective January 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which increased net income in 1993 by $63 million or $.47 per share; and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which decreased net income in 1993 by $17 million or $.13 per share.


INCOME TAXES
- - ------------

The effective income tax rate was 21.5 percent for the second quarter and
22.3 percent for the first six months of 1994 compared with 24.1 percent for the 1993 second quarter and 25.0 percent for the six-month period. The 1993 six-month rate excludes the impact of the accounting changes and the restructuring charge. The lower rate for 1994 reflects the impact of changes in valuation allowances, the reporting of minority interests, the extension of the U.S. research tax credit (net of other U.S. tax law changes) enacted as part of the Omnibus Budget Reconciliation Act of 1993 in August 1993, partly offset by reduced tax benefits from tax-advantaged jurisdictions.

NET INCOME
- - ----------

Net income was $197 million or $1.47 per share in the second quarter and $387 million or $2.89 per share for the six-month period in 1994, compared with $190 million or $1.40 per share and $372 million or $2.75 per share for the second quarter and six months in 1993, respectively. For the second quarter, net income rose 4 percent and earnings per share rose 5 percent versus the same period a year ago. For the six-month period, excluding the restructuring charge and accounting changes in 1993, net income increased 4 percent and earnings per share increased 5 percent from the comparable prior year period.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Total cash and cash equivalents amounted to $335 million, a decrease of $105 million since December 31, 1993. The company also holds $312 million in securities and time deposits that do not qualify as cash equivalents, representing an additional investment of $151 million since December 31. Cash provided by operating activities of $150 million and a net increase in borrowings of $259 million was principally used for the payment of dividends of $163 million, for the net investment in securities and time deposits of $151 million, for the purchase of property, plant and equipment of $126 million, for the acquisition of a business of $53 million and for the repurchase of company stock of $40 million. Warner-Lambert's net debt (total debt less total cash and cash equivalents and the securities and time deposits) of $819 million at June 30, 1994 increased $221 million from $598 million at December 31, 1993.

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


SHAREHOLDER INFORMATION
- - -----------------------

In January 1994, the Board of Directors approved a 7 percent increase in the quarterly dividend to $.61 cents per share, which was paid in the first and second quarters of 1994.

                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------

           For a discussion of Warner-Lambert's consent decree with the U.S. Food and Drug Administration ("FDA"), covering issues related to compliance with current Good Manufacturing Practices established by the FDA, see above under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

           In September 1993, Warner-Lambert received a Complaint and Compliance Order from the Environmental Protection Agency
("EPA") seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act, Boilers and Industrial
Furnace regulations. Warner-Lambert is contesting the allegations contained within the Complaint and has entered into negotiations with the EPA in an attempt to resolve these issues. Warner-Lambert is also currently engaged in discussions with the EPA, Region II, regarding certain environmental issues relating to its waste water treatment facility at its Vega Baja, Puerto Rico plant.

           Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. The state cases pending in California have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in two actions in Alabama state court, brought by a class of consumers and a class of pharmacies, arising from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (12)   Computation of Ratio of Earnings to Fixed
                       Charges.

           (b)  Warner-Lambert has not filed any reports on Form
                8-K for the quarter ended June 30, 1994.
                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                 WARNER-LAMBERT COMPANY
                                     (Registrant)



Date:  August 11, 1994           By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date:  August 11, 1994           By:  William F. Gilroy
                                      -----------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit                    Page No.
- - -----------                    -------                    --------
(12)                  Computation of Ratio of Earnings
                      to Fixed Charges.