Form 10-Q
period 1994-09-30
WARNER LAMBERT CO
filed 1994-11-14
CIK 104669

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1994

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


          YES   X             NO
               ---                ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                   Outstanding at October 31, 1994
          -----                   -------------------------------
Common Stock, $1 par value              134,524,409

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                          September 30, 1994 December 31, 1993
                                          ------------------ -----------------
                                                   (Millions of dollars)
ASSETS:
  Cash and cash equivalents                      $   82.3       $  440.5
  Receivables                                     1,156.2          890.8
  Inventories                                       631.4          476.5
  Prepaid expenses and other current assets         605.4          410.9
                                                 --------       --------
        Total current assets                      2,475.3        2,218.7
  Investments and other assets                      592.5          487.4
  Equity investments in affiliated companies        229.7          208.6
  Property, plant and equipment                   1,716.5        1,599.3
  Intangible assets                                 381.2          314.1
                                                 --------       --------
        Total assets                             $5,395.2       $4,828.1
                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                               $  662.2       $  507.5
  Notes payable - banks and other                   269.1          145.3
  Accounts payable, trade                           420.2          427.1
  Accrued compensation                              130.6          116.9
  Other current liabilities                         632.8          638.8
  Federal, state and foreign income taxes           161.9          180.3
                                                 --------       --------
        Total current liabilities                 2,276.8        2,015.9
  Long-term debt                                    542.2          546.2
  Other noncurrent liabilities                      780.1          867.8
                                                 --------       --------
        Total liabilities                         3,599.1        3,429.9
                                                 --------       --------

  Minority interests                                 43.6            8.6

  Shareholders' equity:
     Preferred stock - none issued                    -              -
     Common stock - 160,330,268 shares issued       160.3          160.3
     Capital in excess of par value                 149.1          120.1
     Retained earnings                            2,598.9        2,287.7
     Cumulative translation adjustments            (184.2)        (224.8)
     Treasury stock, at cost (1994 - 25,833,712
      shares; 1993 - 26,190,513 shares)            (971.6)        (953.7)
                                                 --------       --------
        Total shareholders' equity                1,752.5        1,389.6
                                                 --------       --------
        Total liabilities and shareholders'
           equity                                $5,395.2       $4,828.1
                                                 ========       ========

See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                      -----------------   ----------------
                                    1994       1993       1994      1993
                                    ----       ----       ----      ----

                            (Millions of dollars, except per share amounts)


NET SALES                        $1,671.0   $1,478.5   $4,696.1   $4,259.9

COSTS AND EXPENSES:

  Cost of goods sold                569.4      498.3    1,557.7    1,381.1
  Marketing                         600.4      564.2    1,699.3    1,604.0
  Administrative and general        115.5      101.4      315.6      279.6
  Research and development          124.2      118.5      322.6      336.9
  Other(income)expense, net           4.1        2.4       (4.2)     (30.4)
  Restructuring                         -          -          -       70.0
                                 --------   --------   --------   --------
      Total costs and expenses    1,413.6    1,284.8    3,891.0    3,641.2
                                 --------   --------   --------   --------

INCOME BEFORE INCOME TAXES,
 MINORITY INTERESTS AND
 ACCOUNTING CHANGES                 257.4      193.7      805.1      618.7

Provision for income taxes           53.5       38.0      175.7      136.9

Minority interests                   34.7        (.2)      73.1        (.1)
                                 --------   --------   --------   --------

INCOME BEFORE ACCOUNTING CHANGES    169.2      155.9      556.3      481.9

Accounting changes (net of tax)         -          -          -       46.0
                                 --------   --------   --------   --------

NET INCOME                       $  169.2   $  155.9   $  556.3   $  527.9
                                 ========   ========   ========   ========

PER COMMON SHARE:

  Income before accounting
    changes                      $   1.26   $   1.16   $   4.15   $   3.57

  Accounting changes                    -          -          -        .34
                                 --------   --------   --------   --------
  Net income                     $   1.26   $   1.16   $   4.15   $   3.91
                                 ========   ========   ========   ========
  Cash dividends paid            $    .61   $    .57   $   1.83   $   1.71
                                 ========   ========   ========   ========


See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Nine Months
                                                       Ended September 30,
                                                       ------------------
                                                         1994       1993
                                                       ------------------
                                                      (Millions of dollars)
OPERATING ACTIVITIES:
   Net income                                          $ 556.3    $ 527.9
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     133.8      125.0
       Accounting changes (net of tax)                       -      (46.0)
       Restructuring                                         -       70.0
       Changes in assets and liabilities, net of
         effects from acquisitions/dispositions
         of businesses:
             Receivables                                (231.4)    (156.0)
             Inventories                                (137.4)     (90.2)
             Accounts payable, and accrued
              liabilities                               (177.5)    (107.2)
       Other items, net                                   39.3      (53.5)
                                                       -------    -------
             Net cash provided by operating activities   183.1      270.0
                                                       -------    -------
INVESTING ACTIVITIES:
   Purchase of investments                              (560.6)    (190.7)
   Proceeds from sale of investments                     281.1      126.5
   Purchase of property, plant and equipment            (223.8)    (206.0)
   Acquisitions of businesses                            (59.7)    (419.9)
   Other                                                  16.9        8.6
                                                       -------    -------
             Net cash used by investing activities      (546.1)    (681.5)
                                                       -------    -------

FINANCING ACTIVITIES:
   Proceeds from borrowings                              345.1      524.2
   Principal payments on borrowings                      (94.1)     (63.5)
   Purchase of treasury stock                            (41.2)     (75.3)
   Cash dividends paid                                  (245.1)    (231.4)
   Proceeds from exercise of stock options                38.2        8.7
                                                       -------    -------
             Net cash provided by financing activities     2.9      162.7
                                                       -------    -------

Effect of exchange rate changes on cash
  and cash equivalents                                     1.9      (10.5)
                                                       -------    -------
   Decrease in cash and cash equivalents                (358.2)    (259.3)
   Cash and cash equivalents at beginning of year        440.5      718.4
                                                       -------    -------
   Cash and cash equivalents at end of period          $  82.3    $ 459.1
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

NOTE D: Net income per share for the three and nine months ended September 30, 1994 and September 30, 1993 has been computed based on the average number of shares of common stock outstanding during each period. The effect on net income per share from the assumed conversion of common stock equivalents was not material. The average number of shares of common stock outstanding during the three months ended September 30, 1994 and September 30, 1993 was 134,199,000 and 134,939,000,
          respectively and during the nine months ended September 30, 1994 and September 30, 1993 was 133,979,000 and 135,185,000,
          respectively.

NOTE E: Interest payments for the nine months ended September 30, 1994 and September 30, 1993 were $68.3 million and $51.6 million, respectively. Income tax payments for the same periods were $155.5 million and $131.9 million, respectively.

NOTE F:   Major classes of inventories were as follows:

                                   September 30, 1994  December 31, 1993
                                   ------------------ -----------------
                                              (In millions)

          Raw materials                     $106.7             $ 88.6
          Finishing supplies                  54.6               38.6
          Goods in process                    94.9               79.3
          Finished goods                     375.2              270.0
                                            ------             ------
                                            $631.4             $476.5
                                            ======             ======


NOTE G:   Property, plant and equipment balances were as follows:

                                  September 30, 1994   December 31, 1993
                                  ------------------   -----------------
                                              (In millions)

          Property, plant and equipment   $ 3,025.5         $ 2,834.2
          Less accumulated depreciation    (1,309.0)         (1,234.9)
                                          ---------         ---------
            Net                           $ 1,716.5         $ 1,599.3
                                         ==========         =========

NOTE H:   Intangible asset balances were as follows:

                                  September 30, 1994   December 31, 1993
                                  ------------------   -----------------
                                              (In millions)
          Patents, trademarks,
             goodwill and other
             intangibles                  $ 440.0           $ 361.4
          Less accumulated amortization     (58.8)            (47.3)
                                          -------           -------
            Net                           $ 381.2           $ 314.1
                                          =======           =======

NOTE I:   Warner Wellcome Consumer Health Products:

          Warner-Lambert and Wellcome plc formed an alliance to develop and market non-prescription consumer health care products.
          The U.S. and Canadian joint ventures became operational in the first quarter of 1994. Joint ventures in Australia, New Zealand and certain countries in Europe became operational in June 1994. Warner-Lambert has voting control of the joint ventures and has consolidated the financial results. Wellcome's share of the operating results of the joint ventures has been reflected as minority interest. Warner-Lambert's consolidated net sales included products contributed by Wellcome of approximately $211 million for the nine months ended September 30, 1994. The alliance did not have a significant impact on the results of operations.


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

NOTE K: In June 1994, Warner-Lambert acquired Saila S.p.A., a privately held confectionery company based in Italy. The total purchase price is approximately $66 million which includes $7 million classified as a current liability.

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

NOTE L: The company has interest rate swaps agreements having a total notional amount of $450 million which mature in 1996 through 2002. The swap agreements effectively convert fixed rates on long-term debt to floating rates. The company's objective with respect to entering into such swap agreements is to reduce the company's overall interest expense. As of September 30, 1994, the weighted average floating rate paid was 6.2% for the entire swap position.

          The company is exposed to currency fluctuations against the U.S. dollar. The company uses forward currency contracts to hedge risks associated with exchange volatility. Major exposures considered for hedging include: foreign currency denominated receivables and payables, dividends relating to foreign subsidiaries and various anticipated foreign currency denominated sales and purchases. The company believes the risks associated with its unhedged exposures are not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994
- ------------------------------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1993
- ------------------------------------------

REVENUES
- --------

Worldwide sales for the third quarter and nine-month period rose 13 percent to $1,671 million and 10 percent to $4,696 million, respectively. Sales growth of approximately 6 percent for each period was from businesses that Warner-Lambert acquired in 1993 and products contributed by Wellcome plc to the Warner Wellcome joint ventures (discussed below), partly offset by the absence of the chocolate/caramel business (which was sold in October 1993). Unit volume gains were 14 percent for the third quarter and 11 percent for the nine-month period and price decreases reduced sales by 2 percent in the third quarter. Foreign exchange rate changes had a favorable impact of 1 percent on the third quarter and an unfavorable impact of 1 percent on the nine-month sales results. U.S. sales increased $94 million or 13 percent to $825 million for the third quarter and $157 million or 8 percent to $2,207 million for the nine-month period. International sales increased $99 million to $846 million for the third quarter and $280 million to $2,489 million for the nine-month period, a 13 percent increase for both periods. At constant exchange rates, international sales increased 12 percent for the third quarter and 14 percent for the nine-month period.


SEGMENT SALES          THREE MONTHS ENDED           NINE MONTHS ENDED
(Dollars in              SEPTEMBER 30,                SEPTEMBER 30,
 Millions)      ----------------------------  ---------------------------
                                      Percent                      Percent
                    1994     1993    Increase/   1994      1993   Increase/
                                    (Decrease)                   (Decrease)
                 --------  --------  --------  --------  -------- --------
Pharmaceutical  $  536.2 $  533.6      .5 %   $1,557.0  $1,580.1   (1.5)%

Consumer
   Health Care     803.3    606.2    32.5      2,136.5   1,700.4   25.7

Confectionery      331.5    338.7    (2.1)     1,002.6     979.4    2.4
                -------- --------             --------  --------
Consolidated
   Net Sales    $1,671.0 $1,478.5    13.0     $4,696.1  $4,259.9   10.2
                ======== ========             ========  ========

Pharmaceutical sales in the U.S. fell 1 percent to $274 million for the third quarter and 6 percent to $764 million for the nine-month period primarily due to sales erosion of the lipid-regulator Lopid as a result of generic competition.

Partly offsetting the sales decline of Lopid in the U.S. for the nine-month period was sales growth from the cardiovascular drug Accupril (which benefited from expanded labeling as a treatment for congestive heart failure), the anticonvulsant Dilantin, sales from Cognex, the company's drug for the treatment of Alzheimer's disease (which was introduced in the third quarter of 1993), and from the add-on epilepsy therapy Neurontin (which was launched during the first quarter of 1994). International pharmaceutical sales for both the third quarter and nine-month period increased 3 percent to $262 million and to $793 million, respectively. At constant exchange rates, international sales increased 1 percent for the third quarter and 6 percent for the nine-month period. Products with international sales growth for both periods were Accupril and Capsugel empty hard-gelatin capsules. Cognex has received marketing approval in France, Argentina, Australia, Brazil and Uruguay. Pending the finalization of distribution agreements with regulatory authorities, international shipments of Cognex may begin in the fourth quarter.

Warner-Lambert continues to make progress in resolving the issues related to the consent decree that the company entered into with the U.S. Food and Drug Administration (FDA) in 1993. The consent decree with the FDA is a court-approved agreement that primarily requires the company to certify that laboratory and/or manufacturing procedures at its pharmaceutical manufacturing facilities in the U.S. and Puerto Rico meet current Good Manufacturing Practices established by the FDA. Most of the company's pharmaceutical products have returned to full manufacture and distribution, and laboratories in all U.S. pharmaceutical plants have received certification. The company is working with the FDA to complete facility certification for the Vega Baja and Fajardo plants in Puerto Rico.

Sales of the consumer health care products segment of $803 million for the third quarter and $2,137 million for the nine-month period were 33 percent and 26 percent higher than the corresponding periods in 1993. Warner-Lambert acquired several businesses in this reporting segment in 1993, including the principal operations of the Wilkinson Sword wet shave business and Willinger Bros., Inc., a manufacturer and distributor of aquarium products. Sales from these businesses and sales of approximately $99 million in the third quarter and $211 million in the nine-month period from products contributed by Wellcome plc to the Warner Wellcome joint ventures increased this segment's sales by approximately 18 percent for both the third quarter and the nine-month period.

The Warner Wellcome alliance calls for both Warner-Lambert and Wellcome plc to contribute to the joint ventures current and future over-the-counter
(OTC) products. Joint ventures became operational in the U.S. and Canada in January 1994 and in Australia, New Zealand and certain countries in Europe in June 1994. After a two-year phase-in period, Warner-Lambert will receive approximately 70 percent and Wellcome will receive approximately 30 percent of the profits generated by Warner Wellcome in the U.S. A New Drug Application (NDA) for the conversion to OTC use of Wellcome's anti-viral drug Zovirax as a genital herpes medication was filed with the FDA in August 1993. Subject to such conversion, profits on OTC Zovirax sales in the U.S. will be shared in favor of Wellcome. Profits on current OTC products will be shared equally in Canada, Europe, Australia and New Zealand. Profits on certain formulations of Zovirax cold sore cream sold over-the-counter outside the U.S. will be shared equally, subject to a royalty to Wellcome if sales exceed a threshold amount. Other future OTC switch products will be subject to a profit split in favor of the innovator. Zovirax cold sore cream has been approved for OTC use and is being sold in the U.K., Ireland, Germany and Switzerland.




Warner-Lambert and Glaxo Holdings plc formed a joint venture in the U.S. that commenced operation in December 1993. The joint venture will develop, seek approval of and market OTC versions of Glaxo prescription drugs in the U.S., including Zantac, its pharmaceutical product for ulcer treatment. Additional joint ventures are expected to be formed with Glaxo in other major markets outside the U.S., excluding Japan. In the U.S., Warner-Lambert assigned its interest in the joint venture to Warner Wellcome. Warner Wellcome and Glaxo will share development costs and profits equally, with Glaxo receiving a royalty on OTC sales by the joint venture and Wellcome receiving ten percent of Warner Wellcome's share of the U.S. joint venture's profits. On September 30, 1994, Glaxo submitted a NDA filing to the FDA for Zantac's sale as an OTC product in the U.S. In the first quarter of 1994, Warner-Lambert began marketing Glaxo's nasal spray Beconase for OTC sale in the U.K.

In the U.S. consumer health care sales grew 38 percent to $433 million for the third quarter and 28 percent to $1,082 million for the nine-month period. Sales from businesses that Warner-Lambert acquired in 1993 and the inclusion of Wellcome products, including Sudafed and Actifed cold medications and Neosporin topical anti-infective, increased sales by approximately 24 percent in each period. Sales growth in the U.S. for both periods was from Listerine Antiseptic mouthwash (resulting from the introduction in the third quarter of 1994 of FreshBurst flavor), Benadryl antihistamine (benefiting from the introduction in the third quarter of 1994 of Benadryl Dye-Free antihistamine) and sales from Silk Effects women's wet-shave system (which was introduced in the third quarter of 1994). International sales advanced 27 percent to $371 million for the third quarter and 23 percent to $1,055 million for the nine-month period. At constant exchange rates, international sales increased 25 percent and 24 percent, respectively. The international growth reflected the inclusion of the Wilkinson products and the Wellcome products in Canada, Europe, Australia and New Zealand and the continued success of Halls cough tablets, Tetra aquarium products and Schick wet-shaving products. Sales growth of approximately 11 percent for the third quarter and 12 percent for the nine-month period was from businesses that Warner-Lambert acquired in 1993 and the inclusion of Wellcome products.

Confectionery sales in the U.S. fell 15 percent to $118 million in the third quarter and 8 percent to $362 million for the nine-month period due to the sale of the chocolate/caramel business in the fourth quarter of 1993. Excluding chocolate/caramel sales, sales grew 3 percent for the third quarter and 4 percent for the nine-month period. Sales growth in the U.S. resulted from Mint*A*Burst stick gum (introduced in December 1993) and the introduction in the third quarter of 1994 of Fruit Waves hard candy and Power Rangers gum. International confectionery sales increased 7 percent to $214 million for the third quarter and 10 percent to $641 million for the nine-month period. At constant exchange rates, international sales increased 8 percent and 11 percent, respectively. Major contributors to international sales growth were Trident sugarless gum, Chiclets candy-coated gum and Clorets gums and mints.

COSTS AND EXPENSES
- ------------------

Cost of goods sold in the third quarter of 1994 increased 14 percent to $569 million compared with $498 million for the same period last year. For the nine-month period, cost of goods sold of $1,558 million was 13 percent higher than $1,381 million in the first nine months of 1993. Cost of goods sold as a percentage of sales increased to 34.1 percent in the third quarter from 33.7 percent in the third quarter of 1993, and to 33.2 percent for the first nine months of 1994 from 32.4 percent for the first nine months of 1993. The increases in the ratios are due to two factors: a higher percentage of sales being generated by the consumer health care segment (which has a lower gross profit margin than the pharmaceutical segment), and higher pharmaceutical segment ratios, resulting from both an unfavorable product mix and higher costs related to regulatory compliance issues.

Marketing expense rose 6 percent in each period, to $600 million in the third quarter compared with $564 million for the same period last year, and to $1,699 million for the nine-month period versus $1,604 million for the same period one year ago. The increases in marketing expense for both periods were due to the inclusion of the acquired businesses and the Warner Wellcome alliance, and from the introduction of new products, partially offset by reductions in the U.S. pharmaceutical sales force. As a percentage of sales, marketing expense in the third quarter of 1994 was
35.9 percent compared with 38.2 percent for the same quarter last year, and for the nine-month period the ratio was 36.2 percent versus 37.7 percent one year ago, as sales growth outpaced the company's investment in marketing expense.

Administrative and general expense was $116 million for the third quarter and $316 million for the first nine months of 1994, increasing 14 percent and 13 percent, respectively, from year-ago levels. Higher expenses were primarily due to the inclusion of the acquired companies' results and the Warner Wellcome alliance, coupled with greater administrative costs and quality assurance expenses related to regulatory compliance issues.

Research and development expense rose 5 percent to $124 million in the third quarter compared with $118 million for the same period last year.
For the nine-month period, research and development expense was $323 million, 4 percent lower than the $337 million that was spent in the same period in 1993, reflecting reduced spending on selected pharmaceutical programs. As a percentage of sales, research and development expense in the third quarter of 1994 was 7.4 percent of sales versus 8.0 percent for the same quarter last year, and for the nine-month period the ratio was 6.9 percent versus 7.9 percent one year ago, as sales growth outpaced the company's investment in research and development.

Other (income) expense, net was $(4) million for the first nine months of 1994, decreasing $26 million from the same period last year, primarily due to higher interest expense (resulting from increased debt levels from the company's 1993 and 1994 acquisitions) and higher currency exchange losses.

Minority interests increased $35 million in the third quarter and $73 million during the nine-month period of 1994 as a result of the Warner Wellcome joint ventures.

Restructuring
- -------------

Nine month 1993 results include a first quarter restructuring charge of $70 million pretax ($45 million after tax or $.33 per share) relating to the disposition of the Novon specialty polymer business. In November 1993 the company discontinued the operations of the Novon Products Group.

In November 1993, the company announced a restructuring program that resulted in a pretax charge of $468 million, covering the rationalization of manufacturing facilities, organizational restructuring and related workforce reductions. Activity through September 30, 1994, included the closing of two manufacturing sites, (Carolina, Puerto Rico and Harbin, China). At September 30, other current liabilities and other noncurrent liabilities included $269 million for the program. At present, the company is unaware of any event that would significantly change the program's spending or savings.


ACCOUNTING CHANGES
- ------------------

The company adopted, effective January 1, 1993, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which increased net income in 1993 by $63 million or $.47 per share; and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which decreased net income in 1993 by $17 million or $.13 per share.



INCOME TAXES
- ------------

The effective income tax rate was 20.8 percent for the third quarter and
21.8 percent for the first nine months of 1994 compared with 19.6 percent for the 1993 third quarter and 23.5 percent for the nine-month period. The 1993 nine-month rate excludes the impact of the accounting changes and the restructuring charge. The lower rate for the first nine months of 1994 reflects the impact of changes in valuation allowances and the reporting of minority interests. This decrease was partially offset by the absence of the benefit received in the third quarter of 1993 of the retroactive extension of the U.S. research tax credit, other U.S. tax law changes, as well as the increased taxation of international operations and reduced benefits from tax-advantaged jurisdictions.


NET INCOME
- ----------

Net income was $169 million or $1.26 per share in the third quarter and $556 million or $4.15 per share for the nine-month period in 1994, compared with $156 million or $1.16 per share and $528 million or $3.91 per share for the third quarter and nine months in 1993, respectively. For the third quarter, net income and earnings per share rose 9 percent versus the same period a year ago. For the nine-month period, excluding the restructuring charge and accounting changes in 1993, net income and earnings per share increased 6 percent from the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Total cash and cash equivalents amounted to $82 million, a decrease of $358 million since December 31, 1993. The company also holds $440 million in securities and time deposits that do not qualify as cash equivalents, representing an additional investment of $280 million since December 31. Cash provided by operating activities of $183 million and a net increase in borrowings of $251 million was principally used for the payment of dividends of $245 million, for the net investment in securities and time deposits of $280 million, for the purchase of property, plant and equipment of $224 million, for the acquisition of businesses of $60 million and for the repurchase of company stock of $41 million, resulting in the reduction in cash and cash equivalents. Warner-Lambert's net debt (total debt less total cash and cash equivalents and the securities and time deposits) of $951 million at September 30, 1994 increased $353 million from $598 million at December 31, 1993.

Expenditures for property, plant and equipment for the year 1994 are expected to be approximately $389 million. The company announced plans to make an initial capital investment of approximately $30 million over the next three years to establish a confectionery products operation in the People's Republic of China.


ENVIRONMENT
- -----------

The company maintains control systems designed to assure compliance in all material respects with applicable environmental laws and regulations. Warner-Lambert is involved in various environmental matters, including actions initiated by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, or by state authorities under similar state legislation or other parties. It is not possible to predict with certainty the outcome of such matters or the total cost of remediation. In the opinion of management, such proceedings will not result in a material adverse effect on the company's financial position, liquidity, cash flow or results of operations for any year.


SHAREHOLDER INFORMATION
- -----------------------

In January 1994, the Board of Directors approved a 7 percent increase in the quarterly dividend to $.61 cents per share, which was paid in each of the first three quarters of 1994.

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

           Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. The state cases pending in California have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in an action in Alabama state court brought by a class of consumers and a class of pharmacies and in an action in Wisconsin state court brought by a class of pharmacies, each arising from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (10)   Material contracts

                       (a)  Warner-Lambert Company 1992 Stock Plan,
                            as amended to September 27, 1994.

                       (b)  Warner-Lambert Company Incentive
                            Compensation Plan, as amended to
                            September 27, 1994.

                       (c)  Warner-Lambert Company Supplemental
                            Pension Income Plan, as amended to
                            September 27, 1994.

                       (d)  Warner-Lambert Excess Savings Plan,
                            formerly Warner-Lambert Supplemental
                            Savings Plan, as amended to October 1,
                            1994.

                       (e)  Warner-Lambert Company Executive
                            Severance Plan, as amended to September
                            27, 1994.

                (12)   Computation of Ratio of Earnings to Fixed
                       Charges.

                (27)   Financial Data Schedule (filed
                       electronically).

           (b)  Warner-Lambert has not filed any reports on Form
                8-K for the quarter ended September 30, 1994.

                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                 WARNER-LAMBERT COMPANY
                                     (Registrant)



Date:  November 11, 1994              By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date:  November 11, 1994              By:  William F. Gilroy
                                      -----------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit                    Page No.
- -----------                    -------                    --------
  (10)                Material contracts

                      (a)  Warner-Lambert Company 1992 Stock
                           Plan, as amended to September
                           27, 1994.

                      (b)  Warner-Lambert Company Incentive
                           Compensation Plan, as amended to
                           September 27, 1994.

                      (c)  Warner-Lambert Company Supplemental
                           Pension Income Plan, as amended to
                           September 27, 1994.

                      (d)  Warner-Lambert Excess Savings Plan,
                           formerly Warner-Lambert Supplemental
                           Savings Plan, as amended to October 1,
                           1994.

                      (e)  Warner-Lambert Company Executive
                           Severance Plan, as amended to
                           September 27, 1994.

  (12)                Computation of Ratio of Earnings
                      to Fixed Charges.

  (27)                Financial Data Schedule (filed
                      electronically).