Form 10-K
period 1994-12-31
WARNER LAMBERT CO
filed 1995-03-20
CIK 104669

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

    [x]                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934
                                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                                              OR
    [ ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934
                                         FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-3608
                            ------------------------
                             WARNER-LAMBERT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

              DELAWARE                          201 TABOR ROAD                        22-1598912
  (STATE OR OTHER JURISDICTION OF      MORRIS PLAINS, NEW JERSEY 07950             (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)           (ADDRESS OF PRINCIPAL                IDENTIFICATION NO.)
                                       EXECUTIVE OFFICES, INCLUDING ZIP
                                                    CODE)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The  aggregate market value  of the voting stock  held by non-affiliates of
Warner-Lambert   Company   as   of   February   24,   1995   was   approximately
$10,140,628,991.

     The number of shares outstanding of the registrant's Common Stock as of February 24, 1995 was 134,642,159 shares, Common Stock, par value $1.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Warner-Lambert Company Annual Report to Shareholders for 1994 -- Part I, Part II and Part IV.

     Portions of the Proxy Statement for Annual Meeting of Stockholders of Warner-Lambert Company to be held April 25, 1995 -- Part III.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

     The term 'Warner-Lambert' or the 'Company' refers to Warner-Lambert Company, a Delaware corporation organized in that state in 1920, and its consolidated subsidiaries, unless otherwise indicated or unless the context otherwise requires.

     Industry Segments and Geographic Areas. Financial information by industry segment and geographic area for the years 1994, 1993 and 1992 is presented in the Warner-Lambert 1994 Annual Report to Shareholders as set forth below.

     The summary of Warner-Lambert's industry segments, geographic areas and related financial information, set forth on page 33 of the Warner-Lambert 1994 Annual Report, is incorporated herein by reference.

     All product names appearing in capitalized letters in this report on Form 10-K are registered trademarks of Warner-Lambert, its affiliates, related companies or licensors. ZOVIRAX, SUDAFED, ACTIFED, NEOSPORIN, POLYSPORIN, NIX, BOROFAX and EMPIRIN are registered trademarks of Wellcome plc ('Wellcome'), its affiliates or related companies, and ZANTAC and BECONASE are registered trademarks of Glaxo plc ('Glaxo'), its affiliates or related companies. As discussed below, Warner-Lambert has entered into separate joint ventures with Wellcome and Glaxo.

BUSINESS SEGMENTS

     A detailed description of Warner-Lambert's industry segments is as follows:

Consumer Health Care Products

     The principal products of Warner-Lambert in its Consumer Health Care Products segment are over-the-counter health care products, shaving products and pet care products.

     Over-the-Counter Products: In December 1993, Warner-Lambert signed separate agreements with Wellcome and Glaxo governing the establishment of joint ventures in various countries to develop and market a broad range of nonprescription consumer health care products.

     The alliance between Warner-Lambert and Wellcome calls for both companies to contribute to joint venture operations being established in various territories (referred to herein as the 'Warner Wellcome' joint venture operations) current and future over-the-counter products (excluding HALLS and ROLAIDS products). Pursuant to the agreements with Wellcome, Warner-Lambert and Wellcome formed joint venture operations in the United States and Canada, which commenced in January 1994, joint venture operations in Australia, New Zealand and certain countries in Europe, which commenced in June 1994, and joint venture operations in Germany, which commenced in November 1994. Additional joint venture operations may be established by Warner-Lambert and Wellcome in other countries throughout the world. Warner-Lambert or its affiliates are the managing partners of the Warner Wellcome joint venture operations, with day-to-day operating responsibility.

     After a two-year phase-in period following establishment of the U.S. Warner Wellcome joint venture operations, Warner-Lambert and Wellcome will receive approximately 70 percent and 30 percent, respectively, of the profits generated by Warner Wellcome in the U.S. on current products or line extensions of current products, excluding Wellcome's antiviral drug ZOVIRAX.

     Profits on current products will be shared equally between Warner-Lambert and Wellcome in Canada, Australia, New Zealand and the European countries where joint venture operations have been established. Profits on certain package sizes of ZOVIRAX cold sore cream sold over-the-counter outside the United States will also be shared equally, subject to a royalty to Wellcome if sales exceed a certain threshold amount. ZOVIRAX cold sore cream has been approved for over-the-counter use and is being sold over-the-counter in a number of countries, primarily in Europe. Other future over-the-counter switch products will be subject to a profit split favoring the innovator.

     A New Drug Application ('NDA') for the conversion to over-the-counter use of ZOVIRAX as a genital herpes medication was filed with the U.S. Food and Drug Administration ('FDA') in August

1993. On January 12, 1995, the FDA's Antiviral Drugs and Nonprescription Drugs Advisory Committees met and issued a non-binding recommendation to the FDA that the current submission provided insufficient evidence to support conversion of ZOVIRAX to over-the-counter form. Although Wellcome will continue to pursue approval, it is not possible to predict the actions the FDA will take, and approval in the near-term seems unlikely. If the FDA approves conversion of ZOVIRAX to over-the-counter use, profits on ZOVIRAX sold over-the-counter in the United States will be shared in favor of Wellcome.

     Pursuant to the agreements with Glaxo, a joint venture in the United States, which commenced operations in December 1993 (referred to herein as the 'Glaxo Warner-Lambert' joint venture or organization), was formed. The United States joint venture will develop, seek approval of and market over-the-counter versions of Glaxo prescription drugs in the United States, and will concentrate initially on developing ZANTAC, Glaxo's pharmaceutical product for ulcer treatment, for sale as an over-the-counter product for the treatment of episodic heartburn. Additional joint ventures are expected to be formed with Glaxo in other major markets, excluding Japan.

     Direction of the Glaxo Warner-Lambert joint ventures will be provided by a management committee of representatives from each company. Day-to-day operations will be the responsibility of Warner-Lambert, and the joint ventures' over-the-counter products will be sold by Warner-Lambert's consumer health care products sales and marketing organization, which in most countries will be a Warner Wellcome joint venture, as described above. Warner-Lambert (or Warner Wellcome, as appropriate) and Glaxo will share development costs, profits and voting control equally, with Glaxo receiving a royalty on sales by the Glaxo Warner-Lambert joint ventures of over-the-counter versions of Glaxo prescription drugs.

     Warner-Lambert assigned its interest in the U.S. Glaxo Warner-Lambert joint venture to the U.S. Warner Wellcome joint venture organization. Warner Wellcome and Glaxo will share development costs and profits equally, with Wellcome receiving 10 percent of Warner Wellcome's share of the U.S. Glaxo Warner-Lambert joint venture's profits. On September 30, 1994, Glaxo submitted an NDA to the FDA for ZANTAC's sale in the U.S. as an over-the-counter product for the treatment of episodic heartburn.

     In the first quarter of 1994, marketing of Glaxo's nasal spray BECONASE for over-the-counter sale in the United Kingdom commenced. In addition, approval to market ZANTAC over-the-counter was obtained in the United Kingdom in December 1994 and marketing commenced in January 1995. Warner-Lambert will share in the profits generated by these brands.

     In January 1995, Glaxo announced an offer to acquire all of the shares of Wellcome, which offer was recommended for acceptance by Wellcome to its shareholders in March 1995. This offer was declared unconditional in all respects by Glaxo on March 16, 1995. It is unclear what impact this acquisition will have on Warner-Lambert.

     Warner Wellcome Products: In each country where a Warner Wellcome joint venture has been established, Warner Wellcome sells a line of over-the-counter pharmaceuticals and health care products, which may include antacids (GELUSIL), dermatological products (LUBRIDERM, LUBRIDERM BODY BAR, LUBRIDERM LOOFA BAR, LUBRIDERM SERIOUSLY SENSITIVE, LUBRIDERM Moisture Recovery, ROSKEN SKIN REPAIR, CORN HUSKERS and LISTEREX), topical antibiotic ointments (NEOSPORIN and POLYSPORIN), cold and sinus preparations (SUDAFED, SINUTAB, SINUTAB NON-DRYING and ACTIFED), antihistamines and allergy products (ACTIFED ALLERGY, SUDAFED PLUS, BENADRYL, BENADRYL-D, BENADRYL COLD, BENADRYL DAY & NIGHT, BENADRYL ALLERGY/SINUS/HEADACHE and BENADRYL Dye-Free), hemorrhoidal preparations (ANUSOL, ANUSOL HC-1 and TUCKS), vaginal moisturizers (REPLENS), laxatives (AGORAL), cough syrups/suppressants (BENYLIN, BENYLIN-DM, BENYLIN DECONGESTANT, BENYLIN EXPECTORANT and BENYLIN PEDIATRIC), vitamins (MYADEC), antipruritics (CALADRYL, BENADRYL spray and cream and STINGOSE), rubbing alcohol (LAVACOL), hydrogen peroxide (PROXACOL), self-diagnostic early pregnancy test kits (e.p.t'r'), oral antiseptics (LISTERINE, COOL MINT LISTERINE and FRESHBURST LISTERINE), mouthwash/anticavity dental rinses (LISTERMINT and ARCTIC MINT LISTERMINT), effervescent denture cleaning tablets and denture cleanser pastes (EFFERDENT and FRESH 'N BRITE), denture adhesives (EFFERGRIP), head lice treatments

(NIX), diaper rash preparations (BOROFAX) and analgesics (EMPIRIN). SUDAFED, ACTIFED, ACTIFED ALLERGY, SUDAFED PLUS, NEOSPORIN, POLYSPORIN, NIX, BOROFAX and EMPIRIN were contributed by Wellcome to the joint venture operations.

     Other Over-the-Counter Products: In addition to the Warner Wellcome products named above, Warner-Lambert manufactures and/or sells, in the United States and/or internationally, a line of antacids (ROLAIDS, SODIUM FREE ROLAIDS and EXTRA STRENGTH ROLAIDS), cough tablets (HALLS, HALLS-PLUS and Sugar Free HALLS), throat drops (CELESTIAL SEASONINGS SOOTHERS) and vitamin C drops (HALLS). Furthermore, certain products named as Warner Wellcome products above (except for products that were contributed by Wellcome to the joint venture operations) are manufactured and/or sold by Warner-Lambert or its affiliates in countries where Warner Wellcome joint venture operations have not been established.

     Over-the-counter products are promoted principally through consumer advertising and promotional programs and some are promoted directly to health care professionals. They are sold principally to drug wholesalers, chain and retail pharmacies, chain and independent food stores, mass merchandisers, physician supply houses and hospitals.

     Shaving Products: Warner-Lambert manufactures and sells razors and blades, both domestically and internationally. Shaving products are manufactured and marketed under the SCHICK and other trademarks worldwide and the WILKINSON SWORD trademark in Europe, the United States and Canada. Permanent (nondisposable) products marketed under the SCHICK trademark include TRACER/FX, SUPER II, SUPER II PLUS, ULTREX PLUS, SILK EFFECTS, SLIM TWIN, ADVANTAGE, PERSONAL TOUCH and INJECTOR PLUS CHROMIUM. Disposable twin blade products marketed under the SCHICK trademark include SCHICK DISPOSABLE, SLIM TWIN, PERSONAL TOUCH, PERSONAL TOUCH SLIM and ULTREX DISPOSABLE. Products marketed under the WILKINSON SWORD trademark include nondisposable systems such as PROTECTOR, PROFILE, SYSTEM II, DUPLO and LADY PROTECTOR, and disposable products that include COLOURS, PRONTO, RETRACTOR, RETRACTOR TWIN, SHAVA II, ULTRA CARESSE LADYSHAVER and EXTRA II.

     Warner-Lambert's shaving products are promoted principally through consumer advertising and promotional programs. They are distributed directly to wholesalers for sale to smaller retailers, drugstores, pharmacies and retail outlets, including pharmacies, food stores, variety stores, mass merchandisers and other miscellaneous outlets.

     Pet Care Products: Warner-Lambert manufactures and/or sells various products on a worldwide basis for ornamental fish and for reptiles and other small pets, as well as books relating to various pets, under the trademarks TETRA, TETRA POND, TETRA PRESS, TETRA TERRAFAUNA and TETRA SECONDNATURE. In addition, Warner-Lambert manufactures and/or distributes aquarium products (including power filters and replacement cartridges, air pumps, heaters, plastic plants and other accessories) that are marketed largely under the WHISPER and SECONDNATURE trademarks. These pet care products are promoted to consumers through cooperative advertising and to retailers through direct promotion and advertising in trade publications. They are sold to wholesalers for sale to smaller retailers and directly to larger chain stores and retailers, in each case for ultimate sale to consumers.

Confectionery Products

     The principal products of Warner-Lambert in its Confectionery Products segment are chewing gums, breath mints and hard candies.

     Warner-Lambert manufactures and/or sells, in the United States and/or internationally, a broad line of chewing gums and breath mints, as well as specialty candies. Among these products are slab chewing gums (TRIDENT, DENTYNE and DENTYNE Sugarfree), chunk bubble gums (BUBBLICIOUS and BUBBLICIOUS MONDO), center-filled gums (BUBBALOO and FRESHEN-UP), candy-coated gums (CHICLETS, CHICLETS TINY SIZE and CLORETS) and stick gums (CLORETS, CINN*A*BURST, MINT*A*BURST and FRUIT*A*BURST). The breath mint line includes CERTS, Sugarfree CERTS, Sugarfree CERTS Mini-Mints, CERTS Extra Flavor and CLORETS. In 1994,

Warner-Lambert introduced a line of hard candies called FRUIT WAVES under the OCEAN SPRAY trademark.

     Warner-Lambert's confectionery products are promoted directly to the consumer primarily through consumer advertising and in-store promotion programs. They are sold directly to chain and independent food stores, chain pharmacies and mass merchandisers or through candy and tobacco wholesalers and to other miscellaneous outlets which in turn sell to consumers.

     In June 1994, Warner-Lambert acquired Saila S.p.A., a privately held confectionery company based in Italy, for a purchase price of approximately $66 million.

     Other: In December 1994, Warner-Lambert sold substantially all of the intellectual property relating to the Novon business, specialty polymers based upon starch and other fully biodegradable materials. These were virtually all of the assets remaining after the discontinuation of the operations of the Novon Products Group in November 1993.

Pharmaceutical Products

     The principal products of Warner-Lambert in its Pharmaceutical Products segment are ethical pharmaceuticals, biologicals and capsules.

     Ethical Pharmaceuticals and Biologicals: Warner-Lambert manufactures and/or sells, in the United States and/or internationally, an extensive line of ethical pharmaceuticals and biologicals under trademarks and trade names such as PARKE-DAVIS and GOEDECKE. Among these products are analgesics (PONSTAN, PONSTEL, EASPRIN, VALORON, VALORON-N, VEGANIN and VALTRAN), anesthetics (KETALAR), anthelmintics (VANQUIN), anticonvulsants (DILANTIN, ZARONTIN and NEURONTIN), anti-infectives (CHLOROMYCETIN, COLYMYCIN, DORYX, ERYC, MANDELAMINE and OMNICEF), antihistamines (BENADRYL), antivaricosities (HEPATHROMBIN), anti-viral agents (VIRA-A), bronchodilators (CHOLEDYL and CHOLEDYL SA), cardiovascular products (NOVADRAL, DILZEM, PROCAN SR, ACCUPRIL, ACCUZIDE, ACCURETIC, NITROSTAT and PIMENOL), cognition drugs for treatment of mild-to-moderate Alzheimer's disease (COGNEX), dermatologics (BEBEN and UTICORT), prescription hemorrhoidal preparations (ANUSOL HC), hemostatic agents (THROMBOSTAT), hormonal agents (PITRESSIN), influenza vaccines (FLUOGEN), lipid regulators (LOPID), nonsteroidal anti-inflammatories (MECLOMEN), oral contraceptives (LOESTRIN), oxytocics (PITOCIN), psychotherapeutic products (CETAL RETARD, DEMETRIN and NARDIL) and urinary analgesics (PYRIDIUM).

     Warner-Lambert received approval to market COGNEX (Warner-Lambert's trademark for tacrine or THA) in the United States in September 1993 and began to ship the product in late September 1993. During 1994, Warner-Lambert received marketing approval for COGNEX, the first effective treatment for mild-to-moderate Alzheimer's disease, in a number of other countries, including France, Australia and certain countries in South America. Warner-Lambert received marketing approval of COGNEX in Sweden in February 1995, and applications for marketing approval of COGNEX in certain other countries are pending.

     Warner-Lambert began marketing NEURONTIN (gabapentin capsules) in the United States as add-on therapy in the treatment of certain types of adult epilepsy (i.e., partial seizures, with and without secondary generalization) in the first quarter of 1994 and in the United Kingdom in the first quarter of 1993. During 1994, Warner-Lambert received marketing approval for NEURONTIN in a number of other countries, including South Africa, Australia, Sweden, Canada, France, Ireland, Austria, Switzerland and Germany, and has begun or will begin to market NEURONTIN in those countries where marketing approval has been obtained.

     Warner-Lambert received its first marketing approval in the world for OMNICEF in the Philippines in July 1994 and began marketing the product in that country in January 1995. OMNICEF is a third generation cephalosporin.

     PIMENOL (Pirmenol Hydrochloride) was approved by the Ministry of Health in Japan for the treatment of arrhythmias and was launched in December 1994 in co-promotion with Dainippon Pharmaceutical Co., Ltd.

     On January 4, 1993, the U.S. patent covering LOPID, a lipid regulator, expired, subjecting LOPID to generic competition. In December 1992, Warner-Lambert began marketing gemfibrozil, the generic equivalent of LOPID, through its Warner Chilcott Laboratories division, as described below. Since 1993, several competitive generic versions of gemfibrozil tablets received marketing approval in the United States. As a result, combined worldwide sales of LOPID and gemfibrozil declined substantially in 1993 and 1994, and are expected to decline further in 1995.

     Warner-Lambert's pharmaceutical products are promoted for the most part directly to health care professionals through personal solicitation of doctors and other professionals by sales representatives with scientific training, direct mail contact and advertising in professional journals. They are sold either directly or through wholesalers to government agencies, chain and independent retail pharmacies, hospitals, clinics, long-term care facilities, mail order houses and health maintenance organizations. Sales to managed care entities have become an increasingly large part of Warner-Lambert's domestic pharmaceutical sales. The Company estimates that more than 50% of pharmaceutical sales in the United States during 1994 were made to managed care entities (including government agencies and hospitals). In 1994, Warner-Lambert also announced that it would increase its efforts in the managed care market through the formation of a marketing organization directed toward specific disease and health care areas. For further discussion of Warner-Lambert's ethical products, see 'Item 1. Business -- Regulation' below.

     Warner-Lambert has a separate division, Warner Chilcott Laboratories, which is dedicated solely to the generic drug business. Warner Chilcott Laboratories is a manufacturer and/or marketer of 72 generic drugs, including gemfibrozil, carbamazapine chewable, hydrocodone bitartrate with acetaminophen, nitroglycerin patch, potassium chloride ER, sulindac, and a line of generic antibiotics, including ampicillin, amoxicillin, penicillin, cephalexin and minocycline. These products are promoted directly to the pharmacy community. They are sold either directly or through wholesalers to government agencies, chain and independent retail pharmacies, hospitals, clinics, managed care entities, mail order houses and health maintenance organizations.

     Capsules: Warner-Lambert is the leading worldwide producer of empty hard-gelatin capsules used by pharmaceutical companies for their production of encapsulated products. These capsules are used by Warner-Lambert or manufactured by Warner-Lambert according to the specifications of each of its customers and are sold under such trademarks as CAPSUGEL, CONI-SNAP and SNAP-FIT.

INTERNATIONAL OPERATIONS

     Although Warner-Lambert has globalized most of its organization on a segment basis, Warner-Lambert's international businesses are carried on principally through subsidiaries and branches, which are generally staffed and managed by citizens of the countries in which they operate. Approximately 23,500 of Warner-Lambert's employees are located outside the United States and only a small number of such employees are United States citizens. Certain of the products described above are manufactured and marketed solely in the United States and certain other products are manufactured and marketed solely in one or more foreign countries.

     International sales to unaffiliated customers in 1994 amounted to approximately 54% of the Company's worldwide sales. International sales do not include sales of products exported from the U.S., which sales represent less than 1% of total U.S. sales. The seven largest markets with respect to the distribution of Warner-Lambert products sold outside the United States during 1994 were Japan, Germany, Canada, the United Kingdom, France, Mexico and Italy. Sales in these markets accounted for approximately 64% of Warner-Lambert's international sales, with no one country accounting for more than 17% of international sales.

     In 1994, Warner-Lambert announced that it will make an initial capital investment of approximately $30 million over the next three years to establish a confectionery and consumer health care products operation in the Peoples' Republic of China. Through a joint venture with a Chinese partner, Warner-Lambert intends to construct and operate a manufacturing facility in Guangzhou. This facility will initially produce confectionery products which will be sold both in China and exported.

     In accordance with customary market conditions, sales made outside the United States are generally made on longer terms of payment than would be customary in the United States. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including possible nationalization, expropriation and other governmental action, as well as fluctuations in currency exchange rates. The likelihood of such occurrences varies from country to country and is not predictable. However, the Company believes that its geographic diversity minimizes exposure to currency fluctuations resulting in one or more foreign countries. Although the devaluation of the Mexican peso in December 1994 will have an impact on the Company's 1995 results of operations, the Company believes that such impact will not be material.

RESTRUCTURING

     In November 1993, Warner-Lambert announced a program covering the rationalization of manufacturing facilities, principally in North America, including the eventual closing of seven plants, an organizational restructuring and related workforce reductions of approximately 2,800 positions over the next several years. For further discussion of Warner-Lambert's restructuring, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring' and Note 3 to the Company's consolidated financial statements, contained in Warner-Lambert's 1994 Annual Report and incorporated herein by reference.

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

MATERIALS AND SUPPLIES

     Warner-Lambert's products, in general, are produced and packaged at its own facilities. Other than certain Warner Wellcome products manufactured by Wellcome, certain products manufactured by Glaxo, certain generic drug products and certain pet products, relatively few items are manufactured in whole or in part by outside suppliers. Raw materials and packaging supplies are purchased from a variety of outside suppliers. Although the Company, in an effort to achieve cost savings, is consolidating its sources of supply, the Company does not believe that the loss of any one source of supply of such materials and supplies would have a material effect on the business of any of Warner-Lambert's industry segments. Warner-Lambert seeks to protect against fluctuating costs and to assure availability of raw materials and packaging supplies by, among other things, locating alternative sources of supply and, in some instances, making selective advance purchases.

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

     Legislation enacted during 1994 in the United States in order to implement the General Agreement on Tariffs and Trade has changed the term of U.S. patents filed after June 8, 1995 and has lengthened the term of some granted patents existing on June 8, 1995. It is not clear what the impact of this legislation on Warner-Lambert will be.

RESEARCH AND DEVELOPMENT

     Warner-Lambert employs over 2,000 scientific and technical personnel in research and development activities at various research facilities located in the United States and in foreign countries. Warner-Lambert invested approximately $456 million in research and development in 1994, compared with $465 million in 1993 and $473 million in 1992. Approximately eighty-one percent (81%) of Warner-Lambert's 1994 research and development spending was for research and development related to pharmaceutical products. Warner-Lambert believes research and development activities are essential to its business and intends to continue such activities.

EMPLOYEES

     At December 31, 1994, approximately 36,000 people were employed by Warner-Lambert throughout the world.

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

     During the third quarter of 1993, a consent decree with the FDA was entered into by Warner-Lambert and two of its principal officers, covering issues related to compliance with manufacturing and quality procedures. The decree is a court-approved agreement that primarily requires Warner-Lambert to certify that laboratory and/or manufacturing procedures at its pharmaceutical manufacturing facilities in the United States and Puerto Rico meet current Good Manufacturing Practices established by the FDA. Under the terms of the decree, Warner-Lambert was permitted to ship inventory existing at the time of entry of the decree of most of its products, and has been permitted to continue to manufacture and ship prescription medications deemed medically necessary while the certification process is ongoing. The manufacture and distribution of its remaining products was suspended pending completion of certain certification procedures. Relevant laboratories in all United States plants have been certified and Warner-Lambert's manufacturing facilities in the mainland United States quickly resumed substantially full operations. Most prescription products manufactured at the two Puerto Rico facilities were deemed medically necessary and experienced no significant interruption in supply, and the production of certain other products has been transferred from those facilities to mainland U.S. facilities or sourced from third parties. Although there are several prescription products that have not yet returned to the market or have been withdrawn, most of those pharmaceutical products which the Company intends to continue manufacturing and/or marketing have returned to full manufacture and distribution. Warner-Lambert continues to make progress in resolving the issues related to this matter. Warner-Lambert is working with the FDA to complete facility certification for the Vega Baja and Fajardo plants in Puerto Rico. The certification for the pharmaceutical portion of Warner-Lambert's manufacturing facility at Vega Baja, Puerto Rico was accepted by the FDA in February 1995. It is not possible to predict when certifications for the other manufacturing facilities in Puerto Rico will be accepted by the FDA, although Warner-Lambert is actively working with outside experts and the FDA to accomplish this as soon as possible. Compliance with FDA restrictions, including the consent decree, resulted in an estimated aggregate loss of sales revenue of approximately $135 million in 1993, which lost sales revenue continued in 1994. Most of these sales will never be recovered.

     The  FDA's   Application   Integrity   Policy  ('AIP')   was   applied   to
Warner-Lambert's Fajardo and Vega Baja, Puerto Rico facilities in September 1992, due to discrepancies found in data generated at those facilities. Pursuant to the AIP, Warner-Lambert, through independent experts in pharmaceutical manufacturing, has conducted validity assessments of certain FDA filings made with respect to certain products manufactured or to be manufactured at its facilities in Vega Baja and Fajardo, Puerto Rico. The FDA has deferred substantive scientific reviews of pending NDA's and Abbreviated New Drug Applications ('ANDA's') for products to be manufactured at these facilities (including the oral contraceptive ESTROSTEP), and for supplements to NDA's or ANDA's for products currently manufactured at these facilities, while the Company is subject to the AIP. The FDA did not suspend review of two medically important drugs, COGNEX (tacrine) and NEURONTIN (gabapentin), discussed above under the caption 'Item 1. Business Segments -- Pharmaceutical Products', both of which obtained U.S. marketing approval in 1993. Warner-Lambert has pledged its full cooperation, has actively worked with the FDA and continues to engage in discussions with the FDA in order to resolve all issues relating to this matter. In 1994 and 1995, Warner-Lambert filed all the expert validity assessments that had not yet been filed, except for one supplemental report, which is expected to be submitted in April 1995. The Company also submitted a Corrective Action Operating Plan to the FDA in December 1994, which outlines corrective actions that have been or will be implemented in response to the validity assessments. The FDA is currently inspecting the Company's Vega Baja, Puerto Rico pharmaceutical facility and will inspect the other Puerto Rico pharmaceutical facility prior to lifting the AIP. It is not possible to predict when or whether the AIP will be lifted or whether the FDA will take additional action.

     Regulatory requirements concerning the research and development of drug products have increased in complexity and scope in recent years. This has resulted in a substantial increase in the time and expense required to bring new products to market. At the same time, the FDA requirements for approval of generic drugs (drugs containing the same active chemical as an innovator's product) have been decreased by the adoption of abbreviated new drug approval procedures for most generic drugs. Generic versions of many of Warner-Lambert's products in the Pharmaceutical Products segment are being marketed in the U.S., and generic substitution legislation, which permits a pharmacist to substitute a generic version of a drug for the one prescribed, has been enacted in some form in all states. These factors have resulted in increased competition from generic manufacturers in the market for ethical products. For example, LOPID has been subject to this increased competition following the expiration of its patent on January 4, 1993, as discussed above under the caption 'Item 1. Business Segments -- Pharmaceutical Products'.

     Federal legislation enacted in late 1990 prohibits the expenditure of federal Medicaid funds for outpatient drugs of manufacturers that do not agree to pay specified rebates. Similar legislation has been enacted in several states extending rebates to state administered non-Medicaid programs. Warner-Lambert has been adhering to such rebate programs and other related rebate programs and has incurred rebate expenses of approximately $65 million, $57 million and $37 million in 1994, 1993 and 1992, respectively. However, Warner-Lambert does not believe such rebate expenses have had, or will have, a material adverse effect upon its financial position.

     As a result of the failure of the Clinton Administration's proposed health care plan to be adopted during 1994, the immediate threat of health care reform and related price controls, which would have had negative implications for the pharmaceutical industry, has diminished. However, as a result of the 1995 phase-in of U.S. tax law changes enacted in 1993 and expected changes in the Company's global profit composition, Warner-Lambert anticipates that its effective tax rate will increase in 1995 by several percentage points.

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

     In most of the foreign countries where Warner-Lambert does business, it is subject to a regulatory and legislative climate similar to or more restrictive than that described above. The Company can not predict whether or what type of measures will be encountered in the future.

ENVIRONMENT

     Warner-Lambert is responsible for compliance with a number of environmental laws and regulations. Warner-Lambert maintains control systems designed to assure compliance in all material respects with environmental laws and regulations, including environmental policies and maintenance of a worldwide audit program to assure compliance with environmental regulations.

     Warner-Lambert is involved in various administrative or judicial proceedings related to environmental actions initiated by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. For some of the sites, other parties (defined as potentially responsible parties) may be jointly and severally responsible, along with Warner-Lambert, to pay remediation and other related expenses. For other sites -- for example, those sites which Warner-Lambert currently owns or previously owned -- Warner-Lambert may be the sole party responsible for clean-up costs. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, the management of Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year. Actions with respect to environmental programs and compliance result in operating expenses and capital expenditures. Warner-Lambert's capital expenditures with respect to environmental programs and compliance in 1994 were not, and in 1995 are not expected to be, material to the business of Warner-Lambert.

     For additional information relating to environmental matters, see 'Item 3. Legal Proceedings' and Note 19 to the consolidated financial statements, 'Environmental Liabilities', on pages 46 through 47 of the Warner-Lambert 1994 Annual Report, incorporated herein by reference.

ITEM 2. PROPERTIES.

     The executive offices of Warner-Lambert are located in Morris Plains, New Jersey. In the United States, including Puerto Rico, Warner-Lambert owns facilities aggregating approximately 6,900,000 square feet and leases facilities having an aggregate of approximately 853,000 square feet.

     Warner-Lambert's U.S. manufacturing plants are located in Lititz, Pennsylvania (pharmaceuticals and consumer health care); Rockford, Illinois (confectionery and consumer health care); Rochester, Michigan (pharmaceuticals); Holland, Michigan (pharmaceuticals); Morris Plains, New Jersey (pharmaceuticals); Greenwood, South Carolina (capsules); Milford, Connecticut (razors and blades); Oakland, New Jersey (pet care products); and Blacksburg, Virginia (pet care products). Warner-Lambert Inc., a wholly-owned subsidiary of Warner-Lambert operating in Puerto Rico, has plants located in Fajardo (pharmaceuticals); and Vega Baja (pharmaceuticals, consumer health care and confectionery).

     In connection with the restructuring discussed above under the caption 'Item 1. Business -- Restructuring', Warner-Lambert closed its Carolina, Puerto Rico confectionery manufacturing plant during 1994, and sold it in February 1995.

     In the United States, Warner-Lambert currently distributes its various products through its manufacturing plants and two primary distribution centers located in Lititz, Pennsylvania and Elk Grove, Illinois. Principal U.S. research facilities are located in Ann Arbor, Michigan (pharmaceuticals) and Morris Plains, New Jersey (pharmaceuticals, consumer health care and confectionery).

     Internationally, Warner-Lambert owns, leases or operates, through its subsidiaries or branches, 72 production facilities in 34 countries. Principal international manufacturing plants are located in Germany, the United Kingdom, Belgium, Italy, Canada, Mexico, Hong Kong, Japan, Ireland, Spain, France, Brazil, Venezuela and Australia. Principal international research facilities are located in Germany, Japan, the United Kingdom and Canada.

     As discussed above under the heading 'Item 1. Business -- International Operations', Warner-Lambert announced in 1994 that it will make an initial capital investment of approximately $30 million over the next three years to establish a confectionery and consumer health care products operation and to construct a manufacturing facility in Guangzhou, China.

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

     For information regarding the organizational restructuring and plant rationalization announced by Warner-Lambert in November 1993, see 'Item 1. Business -- Restructuring' above.

ITEM 3. LEGAL PROCEEDINGS.

     For a discussion of Warner-Lambert's consent decree with the U.S. FDA, covering issues related to compliance with current Good Manufacturing Practices established by the FDA, and other regulatory matters, see above under 'Item 1. Business -- Regulation'. For additional information relating to environmental matters see above under 'Item 1. Business -- Environment'.

     Warner-Lambert and certain present and former employees were served with subpoenas in 1993 by the U.S. Attorney's office in Maryland, which is conducting an inquiry relating to compliance with FDA regulations, to produce records and/or appear before a federal grand jury in Baltimore. Warner-Lambert is cooperating with the inquiry and cannot predict what the outcome of the investigation will be.

     In September 1993, Warner-Lambert received a Complaint and Compliance Order from the Environmental Protection Agency ('EPA') seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act, Boilers and Industrial Furnace regulations. Warner-Lambert is contesting the allegations contained within the Complaint and has entered into negotiations with the EPA in an attempt to resolve these issues. Although it is too early to predict the outcome of this action, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

     Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. The state cases pending in California have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts in Alabama, Minnesota and Wisconsin brought by classes of pharmacies, each arising from the same allegations of price discrimination. In addition, the Company is named in a class action complaint in King County, Washington, brought by a class of consumers who purchased brand name prescription drugs at retail pharmacies. This case also arises from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

     In November 1994, Warner-Lambert received an enforcement action letter and draft complaint from the Department of Justice alleging violation of the Clean Water Act with regard to operation of the wastewater treatment plant at its Vega Baja, Puerto Rico facility. Warner-Lambert is engaged in settlement negotiations with the Department with respect to this matter and is continuing to work with the EPA, Region II, to bring the facility into compliance with limits established in a discharge permit. Although it is too early to predict the outcome of this action, Warner-Lambert does not expect this action to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of Warner-Lambert as of March 1, 1995 is set forth below:

                                                      POSITIONS AND              PRINCIPAL OCCUPATIONS
                                                       OFFICES HELD                  AND EMPLOYMENT
                  NAME                      AGE      WITH REGISTRANT              DURING PAST 5 YEARS
- -----------------------------------------   ---    --------------------  --------------------------------------
Melvin R. Goodes.........................   59     Chairman of the       Chairman of the Board and Chief
                                                     Board and Chief       Executive Officer (since August
                                                     Executive Officer;    1991); President and Chief Operating
                                                     Director              Officer (July 1985 -- July 1991)
Lodewijk J. R. de Vink...................   50     President and Chief   President and Chief Operating Officer
                                                     Operating Officer;    (since August 1991); Executive Vice
                                                     Director              President and President, U.S.
                                                                           Operations (April 1990 -- July
                                                                           1991); Vice President and President,
                                                                           International Operations (October
                                                                           1988 -- March 1990)
John F. Walsh............................   52     Executive Vice        Executive Vice President (since
                                                     President             January 1991); President, Consumer
                                                                           Healthcare Sector (since December
                                                                           1994); President, Consumer Products
                                                                           Sector (January 1992 -- December
                                                                           1994); Vice President (November
                                                                           1986 -- December 1990); President,
                                                                           International Operations (March
                                                                           1990 -- December 1991); President,
                                                                           Canada/Latin America Group (March
                                                                           1989 -- March 1990)
Ernest J. Larini.........................   52     Vice President and    Vice President and Chief Financial
                                                     Chief Financial       Officer (since November 1992); Vice
                                                     Officer               President, Financial Administration
                                                                           (June 1992 -- October 1992); Vice
                                                                           President and Controller (May
                                                                           1990 -- May 1992); Treasurer
                                                                           (February 1988 -- April 1990)
J. Frank Lazo............................   47     Vice President        Vice President (since April 1990);
                                                                           President, Confectionery Sector
                                                                           (since December 1994); President,
                                                                           Latin America/ Asia/Australia/Middle
                                                                           East/Africa Group (January 1992 --
                                                                           December 1994); President, Latin
                                                                           America/Asia/Australia Group (July
                                                                           1991 -- December 1991); President,
                                                                           Canada/Latin America Group (April
                                                                           1990 -- July 1991); Regional
                                                                           President, Brazil/Chile/Peru/Uruguay
                                                                           (October 1988 -- March 1990)

                                                  (table continued on next page)

(table continued from previous page)

                                                      POSITIONS AND              PRINCIPAL OCCUPATIONS
                                                       OFFICES HELD                  AND EMPLOYMENT
                  NAME                      AGE      WITH REGISTRANT              DURING PAST 5 YEARS
- -----------------------------------------   ---    --------------------  --------------------------------------
Ronald M. Cresswell, Ph.D................   60     Vice President        Vice President (since May 1988);
                                                                           Chairman, Parke-Davis Research
                                                                           (since November 1989); President,
                                                                           Parke-Davis Research (May 1988 --
                                                                           November 1989)
Pedro M. Cuatrecasas, M.D................   58     Vice President        Vice President (since October 1989);
                                                                           President, Parke-Davis Research
                                                                           (since October 1989)
Raymond M. Fino..........................   52     Vice President        Vice President, Human Resources (since
                                                                           January 1985)
George L. Fotiades.......................   41     Vice President        Vice President (since November 1992);
                                                                           President, Warner Wellcome Consumer
                                                                           Healthcare U.S.A. (since January
                                                                           1994); President, Consumer Health
                                                                           Products Group (November 1992 --
                                                                           January 1994); President, Consumer
                                                                           Products, Japan, Bristol-Myers
                                                                           Squibb Company (January
                                                                           1992 -- November 1992); Senior Vice
                                                                           President, General Manager, Clairol
                                                                           U.S., Bristol-Myers Squibb (January
                                                                           1991 -- January 1992); Senior Vice
                                                                           President, Boyle-Midway, American
                                                                           Home Products (August
                                                                           1988 -- December 1990)
William F. Gilroy........................   58     Vice President and    Vice President (since February 1985);
                                                     Controller            Controller (since June 1992); Vice
                                                                           President, Finance Administration
                                                                           (January 1992 -- June 1992); Vice
                                                                           President, Finance Administration,
                                                                           International Operations (February
                                                                           1988 -- December 1991)
Philip M. Gross..........................   53     Vice President        Vice President (since January 1990);
                                                                           Vice President, Strategic Management
                                                                           Processes (since January 1994);
                                                                           President, Novon Products Group
                                                                           (January 1990 -- January 1994)
Gregory L. Johnson.......................   48     Vice President and    Vice President and General Counsel
                                                     General Counsel       (since October 1983)

                                                  (table continued on next page)

(table continued from previous page)

                                                      POSITIONS AND              PRINCIPAL OCCUPATIONS
                                                       OFFICES HELD                  AND EMPLOYMENT
                  NAME                      AGE      WITH REGISTRANT              DURING PAST 5 YEARS
- -----------------------------------------   ---    --------------------  --------------------------------------
Surinder Kumar, Ph.D.....................   50     Vice President        Vice President (since October 1993);
                                                                           President, Consumer Products
                                                                           Research & Development (since
                                                                           October 1992); Senior Vice
                                                                           President, Research & Development,
                                                                           Pepsico, Inc. (February 1990 --
                                                                           October 1992); Vice President,
                                                                           Research & Development, Pepsico,
                                                                           Inc. (February 1988 -- February
                                                                           1990)
Bertil R. Lang...........................   53     Vice President        Vice President (since January 1992);
                                                                           President, Parke-Davis, Europe
                                                                           (since January 1992); Regional
                                                                           President, Germany/Austria/
                                                                           Switzerland (March 1989 --
                                                                           December 1991); Regional
                                                                           President, Germany (April
                                                                           1986 -- March 1989)
F. Phillip Milhomme......................   58     Vice President        Vice President (since January 1992);
                                                                           President, Confectionery Products,
                                                                           Europe/Middle East/Africa
                                                                           (since December 1994); President,
                                                                           Consumer Products, Europe
                                                                           (January 1992 -- December 1994);
                                                                           President, Middle East/Africa/Europe
                                                                           (September 1989 -- December 1991)
S. Morgan Morton.........................   55     Vice President        Vice President (since January 1994);
                                                                           President, Shaving Products Group
                                                                           (since September 1993); President,
                                                                           Schick (January 1992 -- September
                                                                           1993); President, Warner-Lambert
                                                                           Canada (January 1988 -- January
                                                                           1992)
Harold F. Oberkfell......................   48     Vice President        Vice President (since January 1992);
                                                                           President, Latin America/Asia Sector
                                                                           (since February 1995); President,
                                                                           Parke-Davis, North America (January
                                                                           1992 -- February 1995); Vice
                                                                           President, Parke-Davis Marketing and
                                                                           Sales (July 1986 -- December 1991)
Joseph E. Smith..........................   55     Vice President        Vice President, External Relations
                                                                           (since January 1994); Executive Vice
                                                                           President (January 1991 -- January
                                                                           1994); President, Pharmaceutical
                                                                           Sector (January 1992 -- January
                                                                           1994); Vice President (March
                                                                           1989 -- December 1990); President,
                                                                           Parke-Davis Group (March
                                                                           1989 -- December 1991)

                                                  (table continued on next page)

(table continued from previous page)

                                                      POSITIONS AND              PRINCIPAL OCCUPATIONS
                                                       OFFICES HELD                  AND EMPLOYMENT
                  NAME                      AGE      WITH REGISTRANT              DURING PAST 5 YEARS
- -----------------------------------------   ---    --------------------  --------------------------------------
Fred G. Weiss............................   53     Vice President        Vice President (since August 1982);
                                                                           Vice President, Planning, Investment
                                                                           and Development (since August 1983)
William S. Woodson.......................   60     Vice President and    Vice President and Treasurer (since
                                                     Treasurer             December 1991); Vice President,
                                                                           Finance, Novon Products Group
                                                                           (September 1990 -- November 1991);
                                                                           Vice President, Corporate Control
                                                                           and Analysis (February 1988 --
                                                                           September 1990)
Rae G. Paltiel...........................   48     Secretary             Secretary (since February 1986)

     All of the above-mentioned officers, with the exception of Mr. Fotiades and Dr. Kumar, have been employed by Warner-Lambert for the past five years.

     Mr. Fotiades has been employed by Warner-Lambert since November 1992. Prior to that time, Mr. Fotiades had been employed by Bristol-Myers Squibb Company. From January 1992 to November 1992, Mr. Fotiades held the position of President, Consumer Products, Japan and from January 1991 to January 1992 he served as
Senior Vice President, General Manager, Clairol U.S., Bristol-Myers Squibb Company, a multinational health care and consumer products company with sales of approximately $11 billion in 1992. Prior to his employment with Bristol-Myers Squibb, he held the position of Senior Vice President, Marketing, Boyle-Midway, American Home Products Corporation, from August 1988 to December 1990. American Home Products Corporation, a multinational health care and food products company, had sales of approximately $6.8 billion in 1990.

     Dr. Kumar has been employed by Warner-Lambert since October 1992. Prior to that time, Dr. Kumar had been employed since January 1982 by Pepsico, Inc. From February 1990 to October 1992 Dr. Kumar held the position of Senior Vice President, Research & Development, Pepsi Worldwide Beverage, a subsidiary of Pepsico, Inc. From February 1988 to February 1990 he held the position of Vice President, Research & Development, Pepsi Worldwide Beverage. Pepsico, Inc. is in the beverage, snack food and restaurant business, both domestically and internationally, with sales of approximately $22 billion in 1992.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information set forth under the caption 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Shareholder Information' on page 31 of the Warner-Lambert 1994 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption 'Five-Year Summary of Selected Financial Data' on page 32 of the Warner-Lambert 1994 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption 'Management's Discussion and Analysis of Financial Condition and Results of Operations' on pages 25 through 31 of the Warner-Lambert 1994 Annual Report is incorporated herein by reference and should be read in conjunction with the consolidated financial statements and the notes thereto contained on pages 34 through 48 of the Warner-Lambert 1994 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Warner-Lambert and its subsidiaries, together with the report thereon of Price Waterhouse LLP dated January 23, 1995, listed in Item 14(a)1 and included in the Warner-Lambert 1994 Annual Report at pages 34 through 48, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information relating to the Warner-Lambert Directors and nominees is incorporated herein by reference to pages 3 through 7 of the Warner-Lambert Proxy Statement for the Annual Meeting of Stockholders to be held on April 25, 1995. Information relating to executive officers of Warner-Lambert is set forth in Part I of this Form 10-K on pages 11 through 14. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the Proxy Statement, referred to above, at page 9 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation is contained in the Proxy Statement, referred to above in Item 10, at pages 11 through 24 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Information relating to the beneficial ownership of more than five percent of Warner-Lambert's Common Stock is contained in the Proxy Statement, referred to above in Item 10, at page 9 and such information is incorporated herein by reference.

     (b) Information relating to security ownership of management is contained in the Proxy Statement, referred to above in Item 10, at pages 8 through 9 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. ALL FINANCIAL STATEMENTS

       The following items are included in Part II of this report through incorporation by reference to pages 34 through 48 of the Warner-Lambert 1994 Annual Report:

               Consolidated Statements of Income for each of the three years in the period ended December 31, 1994.

               Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1994.

               Consolidated Balance Sheets at December 31, 1994 and 1993.

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1994.

               Notes to Consolidated Financial Statements.

               Report of Independent Accountants.

    2. FINANCIAL STATEMENT SCHEDULE

       Included in Part IV of this report:

             Report of Independent Accountants on Financial Statement Schedule.

             Schedule II -- Valuation and Qualifying Accounts and Reserves.

            Schedules other than those listed above are omitted because they are either not applicable or the required information is included through incorporation by reference to pages 34 through 48 of the Warner-Lambert 1994 Annual Report.

    3. EXHIBITS

        (3) Articles of Incorporation and By-Laws.

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

       (4) Instruments defining the rights of security holders, including indentures.

          (a) Rights Agreement, dated as of June 28, 1988, and amended as of June 27, 1989, between Warner-Lambert Company and First Chicago Trust Company of New York, as Rights Agent (Incorporated by reference to Warner-Lambert's Registration Statement on Form 8-A, dated June 28, 1988, as amended by Form 8, dated July 5, 1989 (File No. 1-3608)).

          (b) Warner-Lambert agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt of Warner-Lambert. The principal amount of debt issues authorized under each such instrument does not exceed 10% of the total assets of Warner-Lambert.

       (10) Material contracts.

           (a)*   Warner-Lambert  Company 1983 Stock Option Plan, as  amended to November 26, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).

           (b)*   Warner-Lambert Company 1987 Stock Option Plan,  as amended to November 26, 1991  (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (c)*   Warner-Lambert  Company 1989  Stock Plan,  as amended  to November  26, 1991  (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (d)*   Warner-Lambert Company 1992  Stock Plan,  as amended to  September 27,  1994 (Incorporated  by reference  to Warner-Lambert's Quarterly Report  on Form 10-Q for  the quarter ended September
                  30, 1994).
           (e)*   Warner-Lambert  Company  Incentive  Compensation  Plan,  as  amended  to  September  27,  1994
                  (Incorporated  by reference to Warner-Lambert's Quarterly Report  on Form 10-Q for the quarter ended September 30, 1994).
           (f)*   Warner-Lambert Company Supplemental  Pension Income  Plan, as  amended to  September 27,  1994
                  (Incorporated  by reference to Warner-Lambert's Quarterly Report  on Form 10-Q for the quarter ended September 30, 1994).
           (g)*   Group  Plan   Participation  by   Non-employee  Directors   (Incorporated  by   reference   to
                  Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (h)*   Warner-Lambert  Company Directors' Retirement Plan, as  amended to June 26, 1990 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June  30,
                  1990).
           (i)*   Warner-Lambert  Excess  Savings Plan,  formerly Warner-Lambert  Supplemental Savings  Plan, as amended to October 1, 1994 (Incorporated by reference to Warner-Lambert's Quarterly Report  on
                  Form 10-Q for the quarter ended September 30, 1994).
           (j)*   Warner-Lambert   Company  Executive  Severance   Plan,  as  amended   to  September  27,  1994
                  (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form 10-Q for the  quarter ended September 30, 1994).
           (k)*   Restricted  Stock Plan for Directors of Warner-Lambert Company, as amended to January 28, 1992
                  (Incorporated by reference to  Warner-Lambert's Form 10-K for  the fiscal year ended  December
                  31, 1991).
           (l)*   Employment  Agreement dated  September 24, 1985  between Warner-Lambert Company  and Melvin R.
                  Goodes, Chairman  of the  Board and  Chief Executive  Officer, as  amended to  August 1,  1991
                  (Incorporated  by reference to Warner-Lambert's Quarterly Report  on Form 10-Q for the quarter ended September 30, 1991).
           (m)*   Employment Agreement  effective  as of  August  1,  1991 between  Warner-Lambert  Company  and
                  Lodewijk  J. R. de Vink,  President and Chief Operating  Officer (Incorporated by reference to
                  Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).
           (n)*   Consulting Agreement, dated as of September 1, 1991, between Warner-Lambert Company and Joseph
                  D. Williams, Director (Incorporated by reference to Warner-Lambert's Form 10-K for the  fiscal year ended December 31, 1991).
           (o)*   Consulting   Arrangement  between  Warner-Lambert  Company   and  B.  Charles  Ames,  Director
                  (Incorporated by reference to  Warner-Lambert's Form 10-K for  the fiscal year ended  December
                  31, 1991).
           (p)*   Consulting   Arrangement  between  Warner-Lambert  Company   and  Paul  S.  Russell,  Director
                  (Incorporated by reference to  Warner-Lambert's Form 10-K for  the fiscal year ended  December
                  31, 1991).
           (q)    Global Principles Agreement, dated as of December 10, 1993, between Warner-Lambert Company and
                  Glaxo  Holdings plc (Incorporated  by reference to  Warner-Lambert's Form 10-K  for the fiscal year ended December 31, 1993).

           (r)    Global Principles  Agreement, dated  December  17, 1993,  between Warner-Lambert  Company  and
                  Wellcome  plc (Incorporated  by reference  to Warner-Lambert's Form  10-K for  the fiscal year ended December 31, 1993).

      (12) Computation of Ratio of Earnings to Fixed Charges.

      (13) Copy of the Warner-Lambert Company Annual Report for the year ended December 31, 1994. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.

      (21) Subsidiaries of the registrant.

      (23) Consent of Independent Accountants.

      (27) Financial Data Schedule (EDGAR filing only).

- ------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(B) REPORTS ON FORM 8-K

    Warner-Lambert did not file any Current Report(s) on Form 8-K with the Securities and Exchange Commission during the last quarter of the fiscal year ended December 31, 1994.

    Warner-Lambert will furnish to any holder of its securities, upon request and at a reasonable cost, copies of the Exhibits listed in Item 14.

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of WARNER-LAMBERT COMPANY

     Our audits of the consolidated financial statements referred to in our report dated January 23, 1995 appearing on page 48 of the 1994 Annual Report to Shareholders of Warner-Lambert Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

4 Headquarters Plaza North
Morristown, New Jersey
January 23, 1995

                                                                     SCHEDULE II

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                    ADDITIONS       ADDITIONS
                                                      BALANCE AT    CHARGED TO     CHARGED TO                    BALANCE
                                                      BEGINNING     COSTS AND     SHAREHOLDERS'                  AT END
                    DESCRIPTION                        OF YEAR       EXPENSES        EQUITY        DEDUCTIONS    OF YEAR
- ---------------------------------------------------   ----------    ----------    -------------    ----------    -------
                                                                            (DOLLARS IN MILLIONS)

Year ended December 31, 1994:
     Allowance for doubtful accounts...............     $ 20.5        $  4.4           $ --            $ 3.1      $ 21.8
     Allowance for deferred tax assets (a).........      108.9          14.9             --             32.2        91.6
     Unrealized fair market value adjustment for
       'available for sale' securities (b).........         --            --            2.9               --         2.9
                                                      ----------    ----------        -----        ----------    -------
                                                        $129.4        $ 19.3           $2.9            $35.3      $116.3
                                                      ----------    ----------        -----        ----------    -------
                                                      ----------    ----------        -----        ----------    -------
Year ended December 31, 1993:
     Allowance for doubtful accounts...............     $ 18.6        $  2.9           $ --            $ 1.0      $ 20.5
     Allowance for deferred tax assets (c).........         --         108.9             --              --        108.9
                                                      ----------    ----------        -----        ----------    -------
                                                        $ 18.6        $111.8           $ --            $ 1.0      $129.4
                                                      ----------    ----------        -----        ----------    -------
                                                      ----------    ----------        -----        ----------    -------
Year ended December 31, 1992:
     Allowance for doubtful accounts...............     $ 15.3        $  6.3           $ --            $ 3.0      $ 18.6
                                                      ----------    ----------        -----        ----------    -------
                                                      ----------    ----------        -----        ----------    -------

- ------------

 (a) Additions primarily represent valuation allowances for foreign capital loss carryforwards. Deductions are primarily due to improved profitability in European operations which resulted in the realization of some of the deferred tax assets associated with the 1991 restructuring (see Note 15 to the consolidated financial statements).

 (b) Reflects a fair market value adjustment for 'available for sale' securities resulting from the adoption of Statement of Financial Accounting Standards
     (SFAS) No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.'

 (c) The addition of $108.9 reflects $92.0 for the adoption of SFAS No. 109, 'Accounting for Income Taxes,' as of January 1, 1993 and $16.9 for 1993 additions (see Note 15 to the consolidated financial statements).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WARNER-LAMBERT COMPANY
                                               Registrant

Dated as of March 20, 1995              By             /s/ MELVIN R. GOODES
                             .........................................................
                                                 Melvin R. Goodes
                                               Chairman of the Board
                                            and Chief Executive Officer

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

      /s/ WILLIAM F. GILROY
By    ................................................
                     William F. Gilroy
               Vice President and Controller
               (Principal Accounting Officer)           March 20, 1995

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

      /s/ LODEWIJK J. R. DE VINK
By    ................................................
              Lodewijk J. R. de Vink, Director

      /s/ JOHN A. GEORGES
By    ................................................
                 John A. Georges, Director

      /s/ WILLIAM H. GRAY III
By    ................................................
               William H. Gray III, Director

      /s/ WILLIAM R. HOWELL
By    ................................................
                William R. Howell, Director

      /s/ LASALLE D. LEFFALL, JR.
By    ................................................
          LaSalle D. Leffall, Jr., M.D., Director

      /s/ PATRICIA SHONTZ LONGE
By    ................................................
           Patricia Shontz Longe, Ph.D., Director       March 20, 1995

      /s/ LAWRENCE G. RAWL
By    ................................................
                 Lawrence G. Rawl, Director

      /s/ PAUL S. RUSSELL
By    ................................................
              Paul S. Russell, M.D., Director

      /s/ MICHAEL I. SOVERN
By    ................................................
                Michael I. Sovern, Director

      /s/ JOSEPH D. WILLIAMS
By    ................................................
                Joseph D. Williams, Director

                       STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as ........... 'r'

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
- ------    -----------------------
  (3)     Articles of Incorporation and By-Laws.
          (a)   Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to  April 24, 1990 (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K, dated
                April 24, 1990).
          (b)   By-Laws of Warner-Lambert Company,  as amended to  October 25, 1988  (Incorporated by reference  to
                Warner-Lambert's  Quarterly Report on Form 10-Q for the  quarter ended September 30, 1988 (File No.
                1-3608)).
  (4)     Instruments defining the rights of security holders, including indentures.
          (a)   Rights Agreement,  dated  as  of  June  28,  1988,  and  amended  as  of  June  27,  1989,  between
                Warner-Lambert  Company and First Chicago Trust Company  of New York, as Rights Agent (Incorporated
                by reference  to Warner-Lambert's  Registration Statement  on Form  8-A, dated  June 28,  1988,  as amended by Form 8, dated July 5, 1989 (File No. 1-3608)).
          (b)   Warner-Lambert  agrees to furnish to  the Commission, upon request, a  copy of each instrument with respect to  issues  of long-term  debt  of Warner-Lambert.  The  principal amount  of  debt  issues authorized under each such instrument does not exceed 10% of the total assets of Warner-Lambert.
 (10)     Material contracts.
          (a)   Warner-Lambert  Company 1983 Stock  Option Plan, as  amended to November  26, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
          (b)   Warner-Lambert Company 1987 Stock  Option Plan, as  amended to November  26, 1991 (Incorporated  by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
          (c)   Warner-Lambert  Company 1989 Stock Plan, as amended to November 26, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
          (d)   Warner-Lambert Company 1992 Stock Plan, as amended to September 27, 1994 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
          (e)   Warner-Lambert Company Incentive Compensation Plan, as amended to September 27, 1994  (Incorporated by  reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1994).
          (f)   Warner-Lambert Company  Supplemental  Pension  Income  Plan,  as  amended  to  September  27,  1994
                (Incorporated  by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1994).
          (g)   Group Plan Participation by Non-employee  Directors (Incorporated by reference to  Warner-Lambert's
                Form 10-K for the fiscal year ended December 31, 1991).
          (h)   Warner-Lambert  Company Directors' Retirement  Plan, as amended  to June 26,  1990 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).
          (i)   Warner-Lambert Excess Savings Plan, formerly  Warner-Lambert Supplemental Savings Plan, as  amended to October 1, 1994 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1994).
          (j)   Warner-Lambert  Company Executive Severance Plan, as amended to September 27, 1994 (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form  10-Q for the  quarter ended September  30,
                1994).
          (k)   Restricted  Stock Plan  for Directors  of Warner-Lambert  Company, as  amended to  January 28, 1992
                (Incorporated by reference to  Warner-Lambert's Form 10-K  for the fiscal  year ended December  31,
                1991).
          (l)   Employment  Agreement dated September 24, 1985 between Warner-Lambert Company and Melvin R. Goodes,
                Chairman of the Board and  Chief Executive Officer, as amended  to August 1, 1991 (Incorporated  by reference  to Warner-Lambert's Quarterly  Report on Form  10-Q for the  quarter ended September 30,
                1991).
          (m)   Employment Agreement effective as of August 1, 1991 between Warner-Lambert Company and Lodewijk  J.
                R.  de Vink, President and  Chief Operating Officer (Incorporated  by reference to Warner-Lambert's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
- ------    -----------------------
          (n)   Consulting Agreement, dated as of September 1,  1991, between Warner-Lambert Company and Joseph  D.
                Williams,  Director (Incorporated by  reference to Warner-Lambert's  Form 10-K for  the fiscal year ended December 31, 1991).
          (o)   Consulting Arrangement between Warner-Lambert Company  and B. Charles Ames, Director  (Incorporated
                by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
          (p)   Consulting  Arrangement between Warner-Lambert Company and  Paul S. Russell, Director (Incorporated
                by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
          (q)   Global Principles Agreement,  dated as  of December 10,  1993, between  Warner-Lambert Company  and
                Glaxo  Holdings plc (Incorporated  by reference to  Warner-Lambert's Form 10-K  for the fiscal year ended December 31, 1993).
          (r)   Global Principles Agreement, dated December 17,  1993, between Warner-Lambert Company and  Wellcome plc (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31,
                1993).
 (12)     Computation of Ratio of Earnings to Fixed Charges.
 (13)     Copy  of the  Warner-Lambert Company Annual  Report for  the year ended  December 31,  1994. Such report, except for those  portions thereof which  are expressly  incorporated by reference  herein, is  furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.
 (21)     Subsidiaries of the registrant.
 (23)     Consent of Independent Accountants.
 (27)     Financial Data Schedule (EDGAR filing only).