Form 10-Q
period 1995-03-31
WARNER LAMBERT CO
filed 1995-05-12
CIK 104669

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1995

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


          YES   X             NO
               ---                ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                   Outstanding at April 30, 1995
          -----                   -------------------------------
Common Stock, $1 par value                   134,820,717

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              March 31, 1995 December 31, 1994
                                              -------------- -----------------
                                                   (Millions of dollars)
ASSETS:
  Cash and cash equivalents                       $  154.0      $  217.9
  Short-term investments                             269.4         247.2
  Receivables                                      1,133.4       1,096.0
  Inventories                                        704.8         636.2
  Prepaid expenses and other current assets          357.6         318.0
                                                  --------      --------
        Total current assets                       2,619.2       2,515.3

  Investments and other assets                       593.7         557.6
  Equity investments in affiliated companies         244.9         234.2
  Property, plant and equipment                    1,856.4       1,846.0
  Intangible assets                                  383.3         379.7
                                                  --------      --------
        Total assets                              $5,697.5      $5,532.8
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                                $  767.1      $  641.4
  Notes payable - banks and other                    368.7         283.7
  Accounts payable, trade                            416.6         517.7
  Accrued compensation                               133.1         150.6
  Other current liabilities                          575.0         601.8
  Federal, state and foreign income taxes            188.9         158.2
                                                  --------      --------
        Total current liabilities                  2,449.4       2,353.4

  Long-term debt                                     525.8         535.2
  Other noncurrent liabilities                       779.7         806.5
  Minority interests                                  36.5          21.3

  Shareholders' equity:
     Preferred stock - none issued                     -             -
     Common stock - 160,330,268 shares issued        160.3         160.3
     Capital in excess of par value                  161.9         152.2
     Retained earnings                             2,768.3       2,654.5
     Cumulative translation adjustments             (205.6)       (181.0)
     Treasury stock, at cost (1995 - 25,638,129
      shares; 1994 - 25,734,568 shares)             (978.8)       (969.6)
                                                  --------      --------
        Total shareholders' equity                 1,906.1       1,816.4
                                                  --------      --------
        Total liabilities and shareholders'
           equity                                 $5,697.5      $5,532.8
                                                  ========      ========

See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                        Three Months Ended March 31,
                                        ----------------------------
                                            1995            1994
                                          --------        --------
                          (Millions of dollars, except per share amounts)


NET SALES                                 $1,604.6        $1,472.9

COSTS AND EXPENSES:

   Cost of goods sold                        532.3           479.0
   Marketing                                 539.1           523.8
   Administrative and general                103.0           103.4
   Research and development                  114.3            97.9
   Other expense(income), net                  7.0            (4.8)
                                          --------        --------
       Total costs and expenses            1,295.7         1,199.3
                                          --------        --------
INCOME BEFORE INCOME TAXES AND MINORITY
 INTERESTS                                   308.9           273.6

Provision for income taxes                    77.2            63.4

Minority interests                            30.3            19.8
                                          --------        --------

NET INCOME                                $  201.4        $  190.4
                                          ========        ========

PER COMMON SHARE:

  Net income                              $   1.50        $   1.42
                                          ========        ========
  Cash dividends paid                     $    .65        $    .61
                                          ========        ========


See accompanying notes to consolidated financial statements. WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                       ------------------
                                                         1995       1994
                                                       ------------------
                                                      (Millions of dollars)
OPERATING ACTIVITIES:
   Net income                                          $ 201.4    $ 190.4
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                      48.3       43.5
       Minority interests                                 30.3       19.8
       Receivables                                       (38.8)     (39.7)
       Inventories                                       (72.2)     (66.1)
       Accounts payable and accrued liabilities         (135.1)     (95.8)
       Other, net                                        (46.2)       4.5
                                                       -------    -------
          Net cash (used) provided by
             operating activities                        (12.3)      56.6
                                                       -------    -------
INVESTING ACTIVITIES:
   Purchases of investments                             (119.9)    (110.5)
   Proceeds from sales of investments                     57.5       63.7
   Capital expenditures                                  (67.0)     (46.5)
   Other, net                                              1.3        1.4
                                                       -------    -------
          Net cash used by investing activities         (128.1)     (91.9)
                                                       -------    -------

FINANCING ACTIVITIES:
   Proceeds from borrowings                              238.0      128.0
   Principal payments on borrowings                      (48.4)     (32.0)
   Purchases of treasury stock                           (17.1)     (40.1)
   Cash dividends paid                                   (87.5)     (81.7)
   Distributions paid to minority interests              (15.2)       (.2)
   Proceeds from exercise of stock options                12.7        3.4
                                                       -------    -------
          Net cash provided (used) by
             financing activities                         82.5      (22.6)
                                                       -------    -------

Effect of exchange rate changes on cash
  and cash equivalents                                    (6.0)      (3.2)
                                                       -------    -------
   Decrease in cash and cash equivalents                 (63.9)     (61.1)
   Cash and cash equivalents at beginning of year        217.9      440.5
                                                       -------    -------
   Cash and cash equivalents at end of period          $ 154.0    $ 379.4
                                                       =======    =======

 See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE A: The interim financial statements presented herein should be read in conjunction with Warner-Lambert Company's 1994 Annual Report.

NOTE B: The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE C: In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been included in the consolidated financial statements.

NOTE D: Net income per share is computed based on the average number of common shares outstanding during each period. The effect on net income per share from the assumed conversion of common stock equivalents was not material. The average number of shares of common stock outstanding during the three months ended March 31, 1995 and March 31, 1994 was 134,625,000 and
          133,850,000, respectively.

NOTE E:   Major classes of inventories were as follows:

                                      March 31, 1995   December 31, 1994
                                      --------------  -----------------
                                                 (In millions)

          Raw materials                     $113.7             $112.3
          Finishing supplies                  59.6               54.2
          Goods in process                   102.3               93.2
          Finished goods                     429.2              376.5
                                            ------             ------
                                            $704.8             $636.2
                                            ======             ======


NOTE F:   Property, plant and equipment balances were as follows:

                                      March 31, 1995   December 31, 1994
                                      --------------   -----------------
                                                 (In millions)

          Property, plant and equipment  $ 3,195.6          $ 3,167.6
          Less accumulated depreciation   (1,339.2)          (1,321.6)
                                         ----------         ---------
            Net                          $ 1,856.4          $ 1,846.0
                                         ==========         =========

NOTE H:   Intangible asset balances were as follows:

                                      March 31, 1995   December 31, 1994
                                      --------------   -----------------
                                                 (In millions)
          Patents, trademarks,
             goodwill and other
             intangibles                  $ 450.8           $ 442.0
          Less accumulated amortization     (67.5)            (62.3)
                                          -------           -------
            Net                           $ 383.3           $ 379.7
                                          =======           =======

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER ENDED MARCH 31, 1995
- -----------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1994
- ------------------------------------------


REVENUES
- --------

Worldwide sales for the first quarter of 1995 were $1,605 million, 9 percent higher than 1994 first quarter sales of $1,473 million. Sales growth of approximately 3 percent was from sales of products contributed by Wellcome plc (acquired by Glaxo plc ("Glaxo") and referred to as "Glaxo Wellcome") to the international Warner Wellcome joint venture operations that were formed in mid-1994 (described below), and from a business that Warner-Lambert acquired in 1994. Unit volume gains were 7.1 percent, price increases were .4 percent and foreign exchange rate changes had a favorable impact of 1.4 percent. U.S. sales increased $20 million or 3 percent to $679 million. International sales increased $112 million or 14 percent to $926 million. At constant exchange rates, international sales increased 11 percent from the same period last year. The devaluation of the Mexican peso in December 1994 resulted in a negative impact on the company's sales of $28 million in the first quarter of 1995. The inclusion of the Glaxo Wellcome products and the acquired business's products increased international sales by approximately 6 percent.

SEGMENT SALES                        THREE MONTHS ENDED MARCH 31,
- -------------                   -----------------------------------------
(Dollars in Millions)                                       Percent
                                    1995         1994  Increase/(Decrease)
                                  -------      ------- -------------------
     Consumer Health Care       $   716.7    $   653.8          9.6 %

     Confectionery                  305.2        312.2         (2.3)

     Pharmaceutical                 582.7        506.9         15.0
                                  -------      -------
     Consolidated Net Sales     $ 1,604.6    $ 1,472.9          8.9 %
                                  =======      =======

Worldwide sales of consumer health care products in the first quarter of 1995 were nearly 10 percent higher than in the same period last year. Sales growth of 6 percent resulted from the inclusion of approximately $40 million in sales of Glaxo Wellcome products, including Sudafed and Actifed cold medications and Zovirax cold sore cream, contributed by Glaxo Wellcome to those Warner Wellcome joint venture operations that were not in existence during the first quarter of 1994.


Sales of consumer health care products of $307 million in the U.S. were unchanged from first quarter 1994 levels. Products achieving growth in the U.S. included Benadryl antihistamine (benefiting from the introduction in the third quarter of 1994 of Benadryl Dye-Free antihistamine and in March 1995 of Benadryl Chewables) and sales from Silk Effects women's wet-shave system (introduced in the second quarter of 1994). International sales were $410 million, an increase of 18 percent compared with the same period last year. At constant exchange rates, international sales increased 15 percent. International sales growth of 11 percent resulted from the inclusion of the Glaxo Wellcome products.

In December 1993, Warner-Lambert signed separate agreements with both Wellcome plc ("Wellcome") and Glaxo plc (which acquired Wellcome in 1995 and is referred to as "Glaxo Wellcome") governing the establishment of joint ventures in various countries to develop and market a broad range of nonprescription consumer health care products. Warner-Lambert is currently in discussions with Glaxo Wellcome regarding these agreements. It is too early to predict the outcome of the discussions.

Warner-Lambert's agreement with Wellcome, prior to its acquisition by Glaxo, calls for both companies to contribute to the joint venture operations current and future over-the-counter (OTC) products. Joint venture operations formed pursuant to a global principles agreement began in the U.S. and Canada in January 1994, in Australia, New Zealand and certain countries in Europe in June 1994 and in Germany in November 1994. Warner-Lambert consolidates the financial results of the Warner Wellcome joint venture operations. A New Drug Application ("NDA") for the conversion to OTC use of Wellcome's antiviral drug Zovirax as a genital herpes medication was filed with the U.S. Food and Drug Administration ("FDA") in August 1993. On January 12, 1995 the FDA's Antiviral Drugs and Nonprescription Drugs Advisory Committees met and recommended not to approve Zovirax as an OTC treatment. Approval in the near term for Zovirax as an OTC treatment in the U.S. appears unlikely. Zovirax cold sore cream has been approved for OTC use and is being sold by Warner Wellcome in several countries outside the U.S.

Warner-Lambert and Glaxo Wellcome, prior to its acquisition of Wellcome, formed a joint venture in the U.S. that commenced operations in December 1993. The Glaxo Warner joint venture will develop, seek approval of and market OTC versions of Glaxo prescription drugs in the U.S., including Zantac, its pharmaceutical product for ulcer treatment.

On September 30, 1994, Glaxo submitted a NDA filing to the FDA for the sale in the U.S. of Zantac as an OTC product for the treatment of episodic heartburn. In December 1994, Zantac gained OTC marketing approval in the U.K. as a treatment for episodic heartburn and was launched in March 1995. In addition to marketing OTC Zantac in the U.K., Warner Wellcome is marketing Beconase, an OTC allergy nasal spray from Glaxo. Warner-Lambert will share in the profits generated by these brands.

Confectionery sales in the U.S. fell 14 percent to $94 million in the first quarter primarily due to declines in sales of Trident chewing gum, Cinn*A*Burst stick gum, Dentyne chewing gum and Certs breath mints as a result of promotion and advertising cycles being adjusted during the first quarter. International confectionery sales increased 4 percent to $211 million. At constant exchange rates, international sales increased 8 percent. Products with international sales increases were Bubbaloo and Bubblicious chunk bubble gums. In addition, Saila S.p.A., which was acquired by Warner-Lambert in June 1994, contributed $8 million to confectionery segment sales in the first quarter of 1995.


Pharmaceutical sales increased 14 percent in the U.S. to $278 million for the first quarter primarily due to sales growth of the cardiovascular drug Accupril, the anticonvulsant Dilantin, the add-on epilepsy therapy Neurontin (launched during the first quarter of 1994) and Cognex, the first effective treatment for Alzheimer's disease. International pharmaceutical sales increased 16 percent to $305 million. At constant exchange rates, international sales increased 8 percent. Major contributors to the international sales growth were Accupril, Capsugel empty hard-gelatin capsules and the analgesic Ponstan. In the first quarter of 1995 the company launched Pimenol, an antiarrythmic drug, in Japan and Cefdinir, a new oral cephalosporin antibiotic, in the Philippines. Cefdinir is in advanced phase III trials in the U.S.

Warner-Lambert continues to make progress in resolving the issues related to the consent decree that the company entered into with the FDA in 1993. The consent decree with the FDA is a court-approved agreement that primarily requires the company to certify that laboratory and/or manufacturing procedures at its pharmaceutical manufacturing facilities in the U.S. and Puerto Rico meet current Good Manufacturing Practices established by the FDA. Most of those pharmaceutical products which the company intends to continue manufacturing and/or marketing have returned to full manufacture and distribution, and laboratories in all U.S. pharmaceutical plants have received certification. The company is working with the FDA to complete facility certification for the Vega Baja and Fajardo plants in Puerto Rico. The certification for the pharmaceutical portion of Warner-Lambert's manufacturing facility at Vega Baja, Puerto Rico was accepted by the FDA in February 1995.

COSTS AND EXPENSES
- ------------------

Cost of goods sold of $532 million was 11 percent higher than $479 million in the first quarter of 1994. The increase was due to higher sales volume and the impact of the Warner Wellcome international joint venture operations (which were formed in mid-1994). Cost of goods sold as a percentage of net sales was 33.2 percent in the first quarter of 1995 compared with 32.5 percent in the first quarter of 1994. The increase is attributable to higher cost of goods sold percentages generated by both the consumer health care and confectionery segments, resulting from changes in the segments' product mix.

Marketing expense in the first quarter of 1995 rose 3 percent to $539 million compared with $524 million for the same period last year, primarily due to the Warner Wellcome joint venture operations outside the U.S. (which became operational in mid-1994), partially offset by reductions in the U.S. pharmaceutical sales force. As a percentage of net sales, marketing expense in the first quarter of 1995 was 33.6 percent compared with 35.6 percent in the first quarter of 1994, reflecting the company's efforts to contain expenses associated with marketing combined with the strong sales growth in this period.

Administrative and general expense was $103 million in the first quarter of 1995, remaining unchanged from the corresponding 1994 period. As a percentage of net sales, administrative and general expense was 6.4% in the first quarter of 1995 compared with 7.0% in the first quarter of 1994.

Research and development expense rose 17 percent to $114 million in the first quarter of 1995 compared with $98 million for the same period last year, reflecting higher spending on clinical trials. As a percentage of net sales, research and development expense increased to 7.1% of net sales from 6.6% in 1994. For 1995, the company plans to invest approximately $500 million in R&D expenditures.

Other expense(income), net of $7 million in the first quarter of 1995 increased $12 million compared with the first quarter of 1994 primarily due to higher interest expense (resulting from increased debt levels and an increase in interest rates).

Minority interests of $30 million in the first quarter of 1995 was $10 million higher than in the first quarter of 1994 as a result of the international Warner Wellcome joint venture operations (which became operational in mid-1994).










RESTRUCTURING
- -------------
In 1993 and 1991, the company recorded pretax restructuring charges of $525 million and $544 million, respectively, for the worldwide rationalization of manufacturing and distribution facilities and for organizational restructuring. The company had reserve balances related to these programs of $383 million and $403 million at March 31, 1995 and December 31, 1994, respectively. At present, the company is unaware of any event that would significantly change the plans, spending or savings relating to the restructuring programs.

INCOME TAXES
- ------------
                           Three Months            Three Months
Effective Tax Rate         Ended 3/31/95           Ended 3/31/94
- ------------------         -------------           -------------
As Reported                    25.0%                   23.2%
After Minority Interests       27.7%                   25.0%

An effective tax rate of 25.0 percent in the first quarter of 1995 compares with an effective tax rate of 23.2 percent in the first quarter of 1994. These rates reflect the impact of reporting minority interests (which reduced the effective tax rate by 2.7 percentage points in 1995 and 1.8 percentage points in 1994). The 2.7 percentage point increase in the 1995 rate after minority interests was predominantly due to the 1995 phase-in of the U.S. tax law changes enacted in 1993. These changes resulted in the reduction of research and development tax credits and changes in the way research and development expenses are charged to foreign source income. In addition, part of the rate increase is due to an expected greater proportion of the company's taxable earnings being derived from international businesses located in higher tax jurisdictions.

NET INCOME
- ----------

Net income for the first quarter of 1995 was $201 million or $1.50 per share compared to $190 million or $1.42 per share for the first quarter of 1994, an increase of 6 percent. The devaluation of the Mexican peso in the first quarter of 1995 lowered earnings per share by approximately 3 cents. The company estimates that the devaluation of the Mexican peso will lower planned earnings per share in 1995 by approximately 15 cents.

OTHER
- -----
During 1995 and 1996 Warner-Lambert expects to revitalize its core businesses through the sale of selected products, non-strategic businesses and undervalued and non-productive assets. The asset sales will allow the company to invest more heavily in its core businesses, to spend more on its pharmaceutical Phase III compounds, for strategic market development, for new product launches and for development of Zantac for OTC use and will have a positive impact on the company's reported earnings per share. In addition the company does not expect that its quarterly growth in earnings per share will be symmetrical during 1995.





LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash and cash equivalents at March 31, 1995 amounted to $154 million, a decrease of $64 million since December 31, 1994. The company also held $465 million in short-term investments and other nonequity securities (included in investments and other assets) that do not qualify as cash equivalents, representing an increase of $63 million since December 31, 1994. Net debt (total debt less cash and cash equivalents, short-term investments and other nonequity securities) of $1,043 million at March 31, 1995 increased $202 million from $841 million at December 31, 1994. At present, the company projects that its net debt position at December 31, 1995 will not be significantly different from its net debt position at December 31, 1994.

Capital expenditures for 1995 are planned to be approximately $410 million. This includes approximately $80 million to be spent for the consolidation and upgrading of manufacturing, distribution and research facilities, and for organizational restructuring in connection with the company's restructuring plans announced in 1993 and 1991.

ENVIRONMENT
- -----------

The company is involved in various environmental matters, including actions initiated by the Environmental Protection Agency. It is not possible to predict with certainty the outcome of such matters or the total cost of remediation. In management's opinion, such proceedings will not result in a material adverse effect on the company's financial position, liquidity, cash flow or results of operations for any year.

SHAREHOLDER INFORMATION
- -----------------------

In January 1995, the Board of Directors approved a 7 percent increase in the quarterly dividend to $.65 cents per share, which was paid in the first quarter of 1995.

                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------


           For a discussion of Warner-Lambert's consent decree with the U.S. Food and Drug Administration ("FDA"), covering issues related to compliance with current Good Manufacturing Practices established by the FDA, and additional information relating to environmental matters, see above under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           As previously disclosed, Warner-Lambert and certain present and former employees were served with subpoenas in 1993 by the U.S. Attorney's office in Maryland, which is conducting an inquiry relating to compliance with FDA regulations, to produce records and/or appear before a federal grand jury in Baltimore. A representative of the U.S. Attorney has recently advised Warner-Lambert that the investigation arising out of the subpoenas is expected to be completed in the near future. Upon completion of the investigation, the U.S. Attorney will determine whether to charge Warner-Lambert and/or the present and former employees served with subpoenas in 1993 with violations of FDA laws relating to certain reporting requirements and related issues. Management believes criminal charges are not justified. Nevertheless, Warner-Lambert continues to cooperate with the inquiry and has begun discussing with the U.S. Attorney a possible resolution of the matter. The Company cannot predict what the outcome will be.

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


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a)  The Annual Meeting of Shareholders of Warner-
Lambert was held on April 25, 1995.

           (b) Proxies for such meeting were solicited pursuant to the definitive Proxy Statement of Warner-Lambert relating to the Annual Meeting of Shareholders held on April 25, 1995, which was filed with the Securities and Exchange Commission via EDGARLINK software on March 7, 1995.

           (c) The following describes the matters voted upon at such meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter.
Broker non-votes were not counted for voting purposes.

           (i)  Election of Directors:

                                                Number of Shares
                          Number of Shares       Withheld From
    Nominee                  Voted For             Voting for
- --------------------      ----------------      ----------------
B. Charles Ames             113,561,057           1,003,255

Donald C. Clark             113,591,978             972,334

Lodewijk J. R. de Vink      113,587,065             977,247

John A. Georges             113,585,830             978,482

Melvin R. Goodes            113,576,644             987,668

William H. Gray III         113,556,026           1,008,286

William R. Howell           113,586,967             977,345

LaSalle D. Leffall, Jr.     113,599,918             964,394

Patricia Shontz Longe       113,582,998             981,314

Lawrence G. Rawl            113,554,355           1,009,957

Michael I. Sovern           113,575,016             989,296

Joseph D. Williams          113,521,973           1,042,339


           (ii)  Appointment of Independent Accountants for 1995:

                                                Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
     -----------             -------------         ----------
     113,662,292                633,680              268,340

           (iii) Shareholder resolution seeking to eliminate the Directors' Retirement Plan and certain other Directors' benefits:


                                                Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
     -----------             -------------         ----------
      29,964,158              71,439,974            3,157,868

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (12)   Computation of Ratio of Earnings to Fixed
                       Charges.

                (27)   Financial Data Schedule (filed
                       electronically).

           (b)  Warner-Lambert has not filed any reports on Form
                8-K for the quarter ended March 31, 1995.

                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                 WARNER-LAMBERT COMPANY
                                     (Registrant)



Date: May 11, 1995               By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: May 11, 1995               By:  William F. Gilroy
                                      -----------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)

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