Form 10-Q
period 1995-06-30
WARNER LAMBERT CO
filed 1995-08-11
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1995

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


          YES   X           NO
               ---               ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at July 31, 1995
          -----                    ----------------------------

Common Stock, $1 par value                 135,099,190

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                               June 30, 1995 December 31, 1994
                                               ------------- -----------------
                                                   (Millions of dollars)
ASSETS:
  Cash and cash equivalents                       $  277.1      $  217.9
  Short-term investments                             136.3         247.2
  Receivables                                      1,281.7       1,096.0
  Inventories                                        749.0         636.2
  Prepaid expenses and other current assets          377.3         318.0
                                                  --------      --------
        Total current assets                       2,821.4       2,515.3

  Investments and other assets                       643.1         557.6
  Equity investments in affiliated companies         256.5         234.2
  Property, plant and equipment                    1,935.1       1,846.0
  Intangible assets                                  412.5         379.7
                                                  --------      --------
        Total assets                              $6,068.6      $5,532.8
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                                $  731.8      $  641.4
  Notes payable - banks and other                    585.6         283.7
  Accounts payable, trade                            454.3         517.7
  Accrued compensation                               156.7         150.6
  Other current liabilities                          575.8         601.8
  Federal, state and foreign income taxes            217.3         158.2
                                                  --------      --------
        Total current liabilities                  2,721.5       2,353.4

  Long-term debt                                     435.0         535.2
  Other noncurrent liabilities                       790.1         806.5
  Minority interests                                  45.1          21.3

  Shareholders' equity:
     Preferred stock - none issued                     -             -
     Common stock - 160,330,268 shares issued        160.3         160.3
     Capital in excess of par value                  176.7         152.2
     Retained earnings                             2,881.7       2,654.5
     Cumulative translation adjustments             (170.8)       (181.0)
     Treasury stock, at cost:  (1995 - 25,285,459
      shares; 1994 - 25,734,568 shares)             (971.0)       (969.6)
                                                  --------      --------
        Total shareholders' equity                 2,076.9       1,816.4
                                                  --------      --------
        Total liabilities and shareholders'
           equity                                 $6,068.6      $5,532.8
                                                  ========      ========

See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                     ------------------   -----------------
                                     1995       1994       1995       1994
                                     ----       ----       ----       ----

                             (Millions of dollars, except per share amounts)


NET SALES                        $1,799.6   $1,552.2   $3,404.2   $3,025.1

COSTS AND EXPENSES:

  Cost of goods sold                611.6      509.3    1,143.9      988.3
  Marketing                         644.5      575.1    1,183.6    1,098.9
  Administrative and general        117.9       96.7      220.9      200.1
  Research and development          119.5      100.5      233.8      198.4
  Other(income)expense, net           (.5)      (3.5)       6.5       (8.3)
                                 --------   --------   --------   --------
      Total costs and expenses    1,493.0    1,278.1    2,788.7    2,477.4
                                 --------   --------   --------   --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                 306.6      274.1      615.5      547.7

Provision for income taxes           77.0       58.8      154.2      122.2

Minority interests                   28.6       18.6       58.9       38.4
                                 --------   --------   --------   --------
NET INCOME                       $  201.0   $  196.7   $  402.4   $  387.1
                                 ========   ========   ========   ========

PER COMMON SHARE:

  Net income                     $   1.49   $   1.47   $   2.99   $   2.89
                                 ========   ========   ========   ========

  Cash dividends paid            $    .65   $    .61   $   1.30   $   1.22
                                 ========   ========   ========   ========

Average number of common shares
 outstanding (thousands)          134,862    133,799    134,751    133,852



See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Six Months
                                                         Ended June 30,
                                                       ------------------
                                                         1995       1994
                                                       ------------------
                                                      (Millions of dollars)
OPERATING ACTIVITIES:
   Net income                                          $ 402.4    $ 387.1
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                      98.7       88.6
       Minority interests                                 58.9       38.4
       Changes in assets and liabilities, net of
        effects from acquisitions/dispositions
        of businesses:
           Receivables                                  (142.9)    (125.4)
           Inventories                                   (99.7)    (107.7)
           Accounts payable and
            accrued liabilities                         (100.5)    (118.8)
           Other, net                                    (57.0)       7.9
                                                       -------    -------
         Net cash provided by operating activities       159.9      170.1
                                                       -------    -------
INVESTING ACTIVITIES:
   Purchases of investments                             (202.5)    (284.8)
   Proceeds from sales of investments                    229.1      134.9
   Capital expenditures                                 (181.1)    (126.5)
   Acquisitions of businesses                            (34.3)     (53.0)
   Other, net                                             21.8        8.1
                                                       -------    -------
         Net cash used by investing activities          (167.0)    (321.3)
                                                       -------    -------

FINANCING ACTIVITIES:
   Proceeds from borrowings                              804.6      321.5
   Principal payments on borrowings                     (542.0)     (62.6)
   Purchases of treasury stock                           (17.2)     (40.2)
   Cash dividends paid                                  (175.2)    (163.3)
   Distributions paid to minority interests              (35.1)     (20.1)
   Proceeds from exercise of stock options                31.8       14.4
                                                       -------    -------
         Net cash provided by financing activities        66.9       49.7
                                                       -------    -------

Effect of exchange rate changes on cash
  and cash equivalents                                     (.6)      (3.7)
                                                       -------    -------
   Increase (decrease) in cash and cash equivalents       59.2     (105.2)
   Cash and cash equivalents at beginning of year        217.9      440.5
                                                       -------    -------
   Cash and cash equivalents at end of period          $ 277.1    $ 335.3
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

NOTE D:   Major classes of inventories were as follows:

                                       June 30, 1995   December 31, 1994
                                       -------------  -----------------
                                                 (In millions)

          Raw materials                     $119.9             $112.3
          Finishing supplies                  63.3               54.2
          Goods in process                   104.8               93.2
          Finished goods                     461.0              376.5
                                            ------             ------
                                            $749.0             $636.2
                                            ======             ======


NOTE E:   Property, plant and equipment balances were as follows:

                                       June 30, 1995   December 31, 1994
                                       -------------   -----------------
                                                 (In millions)

          Property, plant and equipment  $ 3,331.2          $ 3,167.6
          Less accumulated depreciation   (1,396.1)          (1,321.6)
                                         ----------         ---------
            Net                          $ 1,935.1          $ 1,846.0
                                         ==========         =========

NOTE F:   Intangible asset balances were as follows:

                                       June 30, 1995   December 31, 1994
                                      --------------   -----------------
                                                 (In millions)
          Patents, trademarks,
             goodwill and other
             intangibles                  $ 486.1           $ 442.0
          Less accumulated amortization     (73.6)            (62.3)
                                          -------           -------
            Net                           $ 412.5           $ 379.7
                                          =======           =======

NOTE G: In the second quarter of 1995, the long-term interest rate swap agreements maturing in 2002 were terminated at an immaterial cost. Variable rates on the interest rate swap agreements maturing in 1996 were fixed at a weighted average interest rate of 8.7 percent.

NOTE H: In April 1995, Warner-Lambert acquired Adams S.A. for approximately $34 million. Adams S.A. manufactures confectionery products in Argentina. The excess of purchase price over the estimated fair value of the net assets acquired has been treated as goodwill. The pro forma effect of the acquisition on consolidated earnings would not have been material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1995
- -------------------------------------------------
COMPARED WITH CORRESPONDING PERIODS IN 1994
- ------------------------------------------

REVENUES
- --------
Worldwide sales for the second quarter and first six months of 1995 rose 16 percent to $1,800 million and 13 percent to $3,404 million, respectively. Sales growth of approximately 4 percent for each period was from sales of products contributed by Wellcome plc (acquired by Glaxo plc ("Glaxo") in March 1995 and referred to as "Glaxo Wellcome") to the international Warner Wellcome joint venture operations that were formed in mid-1994 (described below), and from businesses that Warner-Lambert acquired in 1994 and 1995. Unit volume gains (excluding the impact of the international Warner Wellcome joint venture operations and the acquired businesses) were 8 percent for the second quarter and 6 percent for the first six months and price increases were less than 1 percent for each period. Foreign exchange rate changes had a favorable impact of 3 percent on the second quarter and 2 percent on the six-month sales results.

U.S. sales increased $43 million or 6 percent to $767 million for the second quarter and $63 million or 5 percent to $1,445 million for the first six months of 1995. International sales increased $205 million or 25 percent to $1,033 million for the second quarter and $316 million or 19 percent to $1,959 million for the first six months of 1995. At constant exchange rates, international sales increased 18 percent and 15 percent, respectively. The devaluation of the Mexican peso in December 1994 resulted in a negative impact on the company's sales of $35 million in the second quarter and $63 million in the first six months of 1995. The inclusion of the Glaxo Wellcome products and the acquired businesses' products increased international sales by approximately 7 percent for both the second quarter and six-month period.

SEGMENT SALES     THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
(Dollars in       ---------------------------   --------------------------
 Millions)                            Percent                      Percent
                    1995      1994   Increase/   1995      1994   Increase/
                                    (Decrease)                   (Decrease)
                  -------    ------  --------  --------  -------- --------
Consumer Health   $  801     $ 679      18%    $1,517    $1,333     14%
  Care

Confectionery        362       359       1        667       671     (1)

Pharmaceutical       637       514      24      1,220     1,021     19
                  -------    ------            -------   -------
Consolidated
   Net Sales      $1,800    $1,552     16%     $3,404    $3,025     13%
                  =======   =======            ======    ======

Worldwide sales of consumer health care products of $801 million for the second quarter and $1,517 million for the first six months of 1995 were 18 percent and 14 percent higher than the corresponding periods in 1994.
Sales growth of approximately $45 million or 7 percent in the second quarter and $85 million or 6 percent in the six-month period resulted from the inclusion of Glaxo Wellcome products, including Sudafed and Actifed cold medications, Neosporin topical anti-infective and Zovirax cold sore cream, contributed by Glaxo Wellcome to those international Warner Wellcome joint venture operations that were not in existence until mid-1994.

In the U.S., consumer health care product sales increased 1 percent in both reporting periods, to $345 million for the second quarter and $652 million for six months. Products with sales growth included Benadryl antihistamine (benefiting from the introduction in the third quarter of 1994 of Benadryl Dye-Free antihistamine and in March 1995 of Benadryl Chewables) and Neosporin. International sales advanced 35 percent to $456 million for the second quarter and 26 percent to $865 million for the six-month period. At constant exchange rates, international sales increased 28 percent and 21 percent, respectively. International sales growth of 13 percent for the second quarter and 12 percent for the six-month period resulted from the inclusion of Glaxo Wellcome products in those Warner Wellcome joint venture operations that were not in existence until mid-1994. In addition, products with international sales growth were Halls cough tablets, Tetra pet care products, and Protector and Schick wet-shave products.

In December 1993, Warner-Lambert signed separate agreements with both Wellcome plc ("Wellcome") and Glaxo plc (which acquired Wellcome in 1995 and is referred to as "Glaxo Wellcome") governing the establishment of joint ventures in various countries to develop and market a broad range of nonprescription consumer health care products. Warner-Lambert is currently in discussions with Glaxo Wellcome regarding these agreements as a result of the acquisition of Wellcome. Since the discussions are ongoing, the company is unable to predict their outcome.

Warner-Lambert's agreement with Wellcome, prior to its acquisition by Glaxo, calls for both companies to contribute to the joint venture operations current and future over-the-counter ("OTC") products. Joint venture operations formed pursuant to a global principles agreement began in the U.S. and Canada in January 1994, in Australia, New Zealand and certain countries in Europe in June 1994 and in Germany in November 1994. Warner-Lambert consolidates the financial results of the Warner Wellcome joint venture operations. A New Drug Application ("NDA") for the conversion to OTC use of Wellcome's antiviral drug Zovirax as a genital herpes medication was filed with the U.S. Food and Drug Administration ("FDA") in August 1993. On January 12, 1995, the FDA's Antiviral Drugs and Nonprescription Drugs Advisory Committees met and recommended not to approve Zovirax as an OTC treatment. Approval in the near term for Zovirax as an OTC treatment in the U.S. appears unlikely. Zovirax cold sore cream has been approved for OTC use and is being sold by Warner Wellcome in several countries outside the U.S.

Warner-Lambert and Glaxo, prior to its acquisition of Wellcome, formed a joint venture in the U.S. that commenced operations in December 1993. The Glaxo Warner joint venture will develop, seek approval of and market OTC versions of Glaxo prescription drugs in the U.S., including Zantac, its pharmaceutical product for ulcer treatment.




On September 30, 1994, Glaxo submitted a NDA filing to the FDA for the sale in the U.S. of Zantac as an OTC product for the treatment of episodic heartburn. On July 13, 1995, the FDA's Gastrointestinal Drugs and Nonprescription Drugs Advisory Committees recommended to approve Zantac as an OTC treatment. This recommendation is one step toward possible full FDA approval for marketing. Zantac is being marketed for OTC use in the U.K. as a treatment for episodic heartburn. In addition to marketing OTC Zantac in the U.K., Warner Wellcome is marketing Beconase, an OTC allergy nasal spray from Glaxo Wellcome. Warner-Lambert shares in the profits generated by these brands.

Confectionery sales in the U.S. fell 16 percent to $114 million in the second quarter and 15 percent to $208 million for the six-month period. The company has increased its planned advertising and promotion spending levels on its brands and expects that sales growth will improve in the second half of 1995. International confectionery sales increased 11 percent to $248 million for the second quarter and 8 percent to $459 million for the six-month period. At constant exchange rates, international sales increased 12 percent and 10 percent, respectively. In June 1994, Warner-Lambert acquired Saila S.p.A. and in April 1995 Warner-Lambert acquired Adams S.A., a privately held confectionery company based in Argentina. Sales from these businesses increased this segment's international sales by approximately 7 percent in the second quarter and 5 percent in the six-month period. In addition, products with international sales growth were Trident sugarless chewing gum and Bubbaloo bubble gum.

Pharmaceutical sales increased 25 percent in the U.S. to $308 million for the second quarter and 20 percent to $585 million for the six-month period primarily due to sales growth of the cardiovascular drug Accupril, the anticonvulsant Dilantin, the add-on epilepsy therapy Neurontin (launched during the first quarter of 1994) and Cognex, the first effective treatment for Alzheimer's disease. The company believes that sales benefited from inventory stocking in the second quarter in anticipation of a price increase, which has historically occurred in the third quarter. The company expects that pharmaceutical sales growth in the second half of 1995 will not be as strong as the first half of the year. International pharmaceutical sales increased 23 percent to $329 million for the second quarter and 19 percent to $635 million for the six-month period. At constant exchange rates, international sales increased 12 percent and 10 percent, respectively. Products with international sales growth were Accupril, Capsugel empty hard gelatin capsules and the analgesic Ponstan. In the first quarter of 1995 the company launched Pimenol, an antiarrhythmic drug, in Japan and Cefdinir, a new oral cephalosporin antibiotic, in the Philippines. Cefdinir is in advanced phase III trials in the U.S.











On June 20, 1995, Warner-Lambert agreed to sublicense its rights to manufacture and market fedotozine in the U.S. to Glaxo Wellcome.
Fedotozine is a chemical entity that is being developed for the treatment of conditions involving hypersensitivity of the gastrointestinal tract. Fedotozine was discovered and developed by Jouveinal S.A., a French pharmaceutical company. In 1993 Warner-Lambert purchased a 34% equity interest in Jouveinal and entered into a license option agreement, granting Warner-Lambert the right of first refusal to license future Jouveinal products outside of France, Canada and French-speaking Africa. Jouveinal filed for regulatory approval for fedotozine in France and is currently developing fedotozine for marketing in Canada. Filings in most other European countries are expected to be made later this year. Warner-Lambert will market fedotozine in European countries other than France, either exclusively or with co-marketers, and in Southeast Asia exclusively.

Warner-Lambert continues to make progress in resolving the issues related to the consent decree that the company entered into with the FDA in 1993.
The consent decree with the FDA is a court-approved agreement that primarily requires the company to certify that laboratory and/or manufacturing procedures at its pharmaceutical manufacturing facilities in the U.S. and Puerto Rico meet current Good Manufacturing Practices established by the FDA. Most of those pharmaceutical products which the company intends to continue manufacturing and/or marketing have returned to full manufacture and distribution, and laboratories in all U.S.
pharmaceutical plants have received certification. The company received FDA certification in February 1995 for the pharmaceutical product manufacturing facility in Vega Baja, Puerto Rico, in June 1995 for the pharmaceutical product manufacturing facility in Fajardo, Puerto Rico, and in July 1995 for the consumer product manufacturing facility in Vega Baja. No further facility certifications are required by the consent decree.

COSTS AND EXPENSES
- ------------------

Cost of goods sold in the second quarter of 1995 increased 20 percent to $612 million compared with $509 million for the same period last year. For the six-month period, cost of goods sold of $1,144 million was 16 percent higher than $988 million in the first six months of 1994. Cost of goods sold as a percentage of net sales increased to 34.0% in the second quarter from 32.8% in the second quarter of 1994, and to 33.6% for the first six months of 1995 from 32.7% for the first six months of 1994. The increases in the company's ratios are attributable to higher cost of goods sold percentages in the consumer health care segment, and to a lesser extent, the confectionery segment. The increases in the consumer health care segment's ratios are from a less favorable product mix and the inclusion of those international Warner Wellcome joint venture operations that were not in existence until mid-1994, (these operations have a higher cost of goods sold ratio than the consumer health care segment). Higher cost of goods sold percentages in the confectionery segment are primarily due to a greater proportion of confectionery sales being generated in countries that have a higher cost of goods sold ratio.






Marketing expense rose 12 percent to $644 million in the second quarter compared with $575 million for the second quarter last year, and rose 8 percent to $1,184 million for the first six months versus $1,099 million for the same period one year ago. The increases in marketing expense for both periods are primarily due to the Warner Wellcome joint venture operations outside the U.S. (which became operational in mid-1994) and from the introduction of new products. As a percentage of net sales, marketing expense in the second quarter of 1995 was 35.8% compared with 37.0% for the same quarter last year, and for the six-month period the ratio was 34.8% versus 36.3% one year ago, reflecting the company's efforts to contain expenses associated with marketing combined with the strong sales growth during these periods.

Administrative and general expense was $118 million for the second quarter and $221 million for the first six months of 1995, increasing 22 percent and 10 percent, respectively, from year-ago levels. Higher expenses are primarily attributable to the inclusion of the international Warner Wellcome joint venture operations. As a percentage of net sales, administrative and general expense in the second quarter of 1995 was 6.6% compared with 6.2% for the same quarter last year, but the ratio at six months of 6.5% was below the ratio of 6.6% one year ago.

Research and development expense rose 19 percent to $120 million for the second quarter, compared with $101 million for the same period last year. For the six-month period, research and development expense was $234 million, 18 percent higher than the $198 million that was spent in the same period in 1994. The increases are primarily due to higher spending on Phase III clinical trials. As a percentage of net sales, research and development expense in the second quarter of 1995 was 6.6% of net sales versus 6.5% for the same quarter last year, and for the six-month period the ratio was 6.9% versus 6.6% one year ago. For 1995, the company plans to invest approximately $500 million in research and development.

Other (income) expense, net was $(1) million in the second quarter of 1995, $3 million lower than the second quarter of 1994. For the first six months of 1995 other (income) expense, net was $7 million, increasing $15 million from the first six months of 1994. The increases are primarily due to higher interest expense (resulting from increased debt levels and an increase in interest rates).

Minority interests increased $10 million in the second quarter and $21 million during the first six months of 1995 as a result of the international Warner Wellcome joint venture operations (which became operational in mid-1994).

RESTRUCTURING
- -------------

In 1993 and 1991, the company recorded pretax restructuring charges of $525 million and $544 million, respectively, for the worldwide rationalization of manufacturing and distribution facilities and for organizational restructuring. The company had reserve balances related to these programs of $355 million and $403 million at June 30, 1995 and December 31, 1994, respectively. At present, the company is unaware of any event that would significantly change the plans, spending or savings relating to the restructuring programs.

INCOME TAXES
- ------------
                           Three Months                 Six Months
                           Ended June 30,               Ended June 30,
Effective Tax Rate          1995      1994               1995     1994
- ------------------         -----     -----              -----    -----
As Reported                25.1%     21.5%              25.1%    22.3%
After Minority Interests   27.7%     23.0%              27.7%    24.0%


The effective income tax rate of 25.1 percent for both the second quarter and the first six months of 1995 compares with an effective tax rate of
21.5 percent for the second quarter of 1994 and 22.3 percent for the first six months of 1994. These rates reflect the impact of reporting minority interests (which reduced the effective tax rate by 2.6 percentage points in the second quarter and first six months of 1995 and 1.5 percentage points in the second quarter of 1994 and 1.7 percentage points for the first six months of 1994). The 3.7 percentage point increase in the six-month rate after minority interests reflects the impact of the 1995 phase-in of the U.S. tax law changes enacted in 1993. These changes resulted in the reduction of research and development tax credits and changes in the way research and development expenses are charged to foreign source income.
In addition, part of the rate increase is due to an expected greater proportion of the company's taxable earnings being derived from international businesses located in higher tax jurisdictions.

NET INCOME
- ----------

Net income was $201 million or $1.49 per share in the second quarter and $402 million or $2.99 per share for the first six months in 1995, compared with $197 million or $1.47 per share and $387 million or $2.89 per share for the second quarter and first six months in 1994, respectively. For the second quarter, net income rose 2 percent and earnings per share rose 1 percent versus the same period one year ago. For the six-month period net income increased 4 percent and earnings per share increased 3 percent from the comparable prior-year period. The devaluation of the Mexican peso in December 1994 lowered earnings per share by approximately 5 cents per share in the second quarter and approximately 8 cents per share in the first six months of 1995. The company estimates that the devaluation of the Mexican peso will lower planned earnings per share in 1995 by approximately 15 cents.

OTHER
- -----

During 1995 and 1996 Warner-Lambert expects to revitalize its core businesses through the sale of selected products, non-strategic businesses and undervalued and nonproductive assets. The asset sales will allow the company to invest more heavily in its core businesses and to spend more on its pharmaceutical Phase III compounds, strategic market development, new product launches and development and marketing of Zantac for OTC use, and will have a positive impact on the company's reported earnings per share. In addition the company does not expect that its quarterly growth in earnings per share will be symmetrical during 1995.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash and cash equivalents at June 30, 1995 amounted to $277 million, an increase of $59 million since December 31, 1994, The company also held $371 million in short-term investments and other nonequity securities (included in investments and other assets) that do not qualify as cash equivalents, representing a decrease of $30 million since December 31, 1994. Net debt (total debt less cash and cash equivalents, short-term investments and other nonequity securities) of $1,104 million at June 30, 1995 increased $263 million from $841 million at December 31, 1994.

Capital expenditures for 1995 are planned to be approximately $410 million. This includes approximately $80 million to be spent for the consolidation and upgrading of manufacturing, distribution and research facilities, and for organizational restructuring in connection with the company's restructuring plans announced in 1993 and 1991.

ENVIRONMENT
- -----------

The company is involved in various administrative or judicial proceedings initiated by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. It is not possible to predict with certainty the outcome of such matters or the total cost of remediation. In management's opinion, such proceedings will not result in a material adverse effect on the company's financial position, liquidity, cash flow or results of operations for any year.

SHAREHOLDER INFORMATION
- -----------------------

In January 1995, the Board of Directors approved a 7 percent increase in the quarterly dividend to $.65 cents per share, which was paid in the first and second quarters of 1995.

                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------


           For a discussion of Warner-Lambert's consent decree with the U.S. Food and Drug Administration ("FDA"), covering issues related to compliance with current Good Manufacturing Practices established by the FDA, and additional information relating to environmental matters, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           Warner-Lambert and certain present and former employees were served with subpoenas in 1993 by the U.S. Attorney's office in Maryland, which is conducting an inquiry relating to compliance with FDA regulations, to produce records and/or appear before a federal grand jury in Baltimore. A representative of the U.S. Attorney has advised Warner-Lambert that the investigation arising out of the subpoenas is expected to be completed in the near future. Upon completion of the investigation, the U.S. Attorney will determine whether to charge Warner-Lambert and/or the present and former employees served with subpoenas in 1993 with violations of FDA laws relating to certain reporting requirements and related issues. Management believes criminal charges are not justified. Nevertheless, Warner-Lambert continues to cooperate with the inquiry and is engaged in discussions with the U.S. Attorney's office over a possible resolution of the matter. The Company cannot predict what the outcome will be.

           In September 1993, Warner-Lambert received a Complaint and Compliance Order from the U.S. Environmental Protection Agency (the "EPA") seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act, Boilers and Industrial Furnace regulations. Warner-Lambert is contesting the allegations contained within the Complaint and has entered into negotiations with the EPA in an attempt to resolve these issues. Although it is too early to predict the outcome of this action, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

           Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief.
These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. The state cases pending in California have been coordinated in the Superior Court of California, County of San Francisco. Warner-
Lambert has also been named as a defendant in actions in state courts in Alabama, Minnesota and Wisconsin brought by classes of pharmacies, each arising from the same allegations of price discrimination. In addition, the Company is named in class action complaints filed in the states of Colorado, New York and Washington, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. These cases also arise from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

           In 1994, Warner-Lambert received an enforcement action letter and draft complaint from the Department of Justice (the "Department") alleging violation of the Clean Water Act with regard to the operation of the wastewater treatment plant at its Vega Baja, Puerto Rico facility. Warner-Lambert is engaged in settlement negotiations with the Department with respect to this matter and is continuing to work with the EPA, Region II, to bring the facility into compliance with limits established in a discharge permit.

           In addition, Warner-Lambert voluntarily disclosed to the Department that the Company had become aware of improprieties in the operation of the Vega Baja facility and in the reporting of wastewater test results to the EPA. The Company recently received an inquiry from the Environmental Crimes Section of the Department concerning these improprieties. The Company is cooperating fully with this inquiry and cannot predict the outcome of this action at this time.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (10)   Material contracts

                       (a)  Warner-Lambert Company Directors'
                            Retirement Plan, as amended to June 1,
                            1995.

                (12)   Computation of Ratio of Earnings to Fixed
                       Charges.

                (27)   Financial Data Schedule (filed
                       electronically).

           (b)  Warner-Lambert has not filed any reports on Form
                8-K for the quarter ended June 30, 1995.

                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                 WARNER-LAMBERT COMPANY
                                     (Registrant)



Date: August 11, 1995            By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: August 11, 1995            By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit                    Page No.
- -----------                    -------                    --------
(10)                  Material contracts

                      (a)  Warner-Lambert Company
                           Directors' Retirement Plan,
                           as amended to June 1, 1995.

(12)                  Computation of Ratio of Earnings
                      to Fixed Charges.

(27)                  Financial Data Schedule (filed
                      electronically).