Form 10-Q
period 1995-09-30
WARNER LAMBERT CO
filed 1995-11-13
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1995

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


          YES   X           NO
               ---               ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at October 31, 1995
          -----                    -------------------------------

Common Stock, $1 par value                 135,385,836

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              September 30,  December 31,
                                                    1995          1994
                                              -------------  ------------
                                                   (Millions of dollars)
ASSETS:
  Cash and cash equivalents                       $  255.1      $  217.9
  Short-term investments                             251.4         247.2
  Receivables                                      1,259.7       1,096.0
  Inventories                                        715.7         636.2
  Prepaid expenses and other current assets          342.7         318.0
                                                  --------      --------
        Total current assets                       2,824.6       2,515.3

  Investments and other assets                       619.3         557.6
  Equity investments in affiliated companies         252.3         234.2
  Property, plant and equipment                    1,938.7       1,846.0
  Intangible assets                                  400.6         379.7
                                                  --------      --------
        Total assets                              $6,035.5      $5,532.8
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                                $  606.3      $  641.4
  Notes payable - banks and other                    616.8         283.7
  Accounts payable, trade                            437.9         517.7
  Accrued compensation                               163.7         150.6
  Other current liabilities                          596.8         601.8
  Federal, state and foreign income taxes            187.7         158.2
                                                  --------      --------
        Total current liabilities                  2,609.2       2,353.4

  Long-term debt                                     430.1         535.2
  Other noncurrent liabilities                       758.6         806.5
  Minority interests                                  54.6          21.3

  Shareholders' equity:
     Preferred stock - none issued                     -             -
     Common stock - 160,330,268 shares issued        160.3         160.3
     Capital in excess of par value                  188.1         152.2
     Retained earnings                             3,007.9       2,654.5
     Cumulative translation adjustments             (208.8)       (181.0)
     Treasury stock, at cost:  (1995 - 25,009,823
      shares; 1994 - 25,734,568 shares)             (964.5)       (969.6)
                                                  --------      --------
        Total shareholders' equity                 2,183.0       1,816.4
                                                  --------      --------
        Total liabilities and shareholders'
           equity                                 $6,035.5      $5,532.8
                                                  ========      ========

See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------   -----------------
                                     1995       1994       1995       1994
                                     ----       ----       ----       ----

                             (Millions of dollars, except per share amounts)


NET SALES                        $1,775.7   $1,671.0   $5,179.9   $4,696.1

COSTS AND EXPENSES:

  Cost of goods sold                622.1      569.4    1,766.0    1,557.7
  Marketing                         678.4      600.4    1,862.0    1,699.3
  Administrative and general        118.2      115.5      339.1      315.6
  Research and development          130.2      124.2      364.0      322.6
  Other(income)expense, net        (104.4)       4.1      (97.9)      (4.2)
                                 --------   --------   --------   --------
      Total costs and expenses    1,444.5    1,413.6    4,233.2    3,891.0
                                 --------   --------   --------   --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                 331.2      257.4      946.7      805.1

Provision for income taxes           82.0       53.5      236.2      175.7

Minority interests                   35.2       34.7       94.1       73.1
                                 --------   --------   --------   --------
NET INCOME                       $  214.0   $  169.2   $  616.4   $  556.3
                                 ========   ========   ========   ========

PER COMMON SHARE:

  Net income                     $   1.58   $   1.26   $   4.57   $   4.15
                                 ========   ========   ========   ========

  Cash dividends paid            $    .65   $    .61   $   1.95   $   1.83
                                 ========   ========   ========   ========

Average number of common shares
 outstanding (thousands)          135,160    134,199    134,885    133,979



See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Nine Months
                                                       Ended September 30,
                                                       ------------------
                                                         1995       1994
                                                       ------------------
                                                      (Millions of dollars)
OPERATING ACTIVITIES:
   Net income                                         $  616.4    $ 556.3
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     151.4      133.8
       Minority interests                                 94.1       73.1
       Gain on sale of business                         (117.0)       -
       Deferred income taxes                              59.8       34.8
       Changes in assets and liabilities, net of
        effects from acquisitions/dispositions
        of businesses:
           Receivables                                  (166.8)    (231.4)
           Inventories                                   (86.9)    (137.4)
           Accounts payable and
            accrued liabilities                         (117.1)    (177.5)
           Other, net                                    (55.3)     (30.5)
                                                      --------    -------
         Net cash provided by operating activities       378.6      221.2
                                                      --------    -------
INVESTING ACTIVITIES:
   Purchases of investments                             (364.8)    (560.6)
   Proceeds from sales of investments                    278.6      281.1
   Capital expenditures                                 (263.2)    (223.8)
   Acquisitions of businesses                            (34.3)     (59.7)
   Proceeds from sale of business                        136.1         -
   Other, net                                             19.9       16.9
                                                      --------    -------
         Net cash used by investing activities          (227.7)    (546.1)
                                                      --------    -------

FINANCING ACTIVITIES:
   Proceeds from borrowings                            1,073.1      345.1
   Principal payments on borrowings                     (885.1)     (94.1)
   Purchases of treasury stock                           (17.3)     (41.2)
   Cash dividends paid                                  (263.0)    (245.1)
   Distributions paid to minority interests              (60.8)     (38.1)
   Proceeds from exercise of stock options                46.2       38.2
                                                      --------    -------
         Net cash used by financing activities          (106.9)     (35.2)
                                                      --------    -------

Effect of exchange rate changes on cash
  and cash equivalents                                    (6.8)       1.9
                                                      --------    -------
   Increase (decrease) in cash and cash equivalents       37.2     (358.2)
   Cash and cash equivalents at beginning of year        217.9      440.5
                                                      --------    -------
   Cash and cash equivalents at end of period         $  255.1    $  82.3
                                                      ========    =======

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

NOTE D:   Major classes of inventories were as follows:

                                  September 30, 1995   December 31, 1994
                                  ------------------  -----------------
                                                 (In millions)

          Raw materials                     $118.4             $112.3
          Finishing supplies                  65.2               54.2
          Work in process                     95.0               93.2
          Finished goods                     437.1              376.5
                                            ------             ------
                                            $715.7             $636.2
                                            ======             ======


NOTE E:   Property, plant and equipment balances were as follows:

                                  September 30, 1995   December 31, 1994
                                  ------------------   -----------------
                                                 (In millions)

          Property, plant and equipment   $ 3,342.1         $ 3,167.6
          Less accumulated depreciation    (1,403.4)         (1,321.6)
                                          ---------         ---------
            Net                           $ 1,938.7         $ 1,846.0
                                          =========         =========


NOTE F:   Intangible asset balances were as follows:

                                  September 30, 1995   December 31, 1994
                                  ------------------   -----------------
                                                 (In millions)
          Patents, trademarks,
             goodwill and other
             intangibles                  $ 475.3           $ 442.0
          Less accumulated amortization     (74.7)            (62.3)
                                          -------           -------
            Net                           $ 400.6           $ 379.7
                                          =======           =======

NOTE G: Included in other (income)/expense, net was interest expense of $31.3 million and $26.0 million for the third quarters of 1995 and 1994, respectively. Interest expense for the first nine months of 1995 and 1994 was $93.5 million and $68.2 million, respectively.

NOTE H: In the third quarter of 1995, the company sold its Pro toothbrush business, which manufactures and markets toothbrushes primarily in Latin America. Net proceeds were approximately $136 million resulting in a pre-tax gain of $117 million, which is included in other (income)/expense, net. On an after tax basis, the gain was $82 million or $.61 per share.

NOTE I: In April 1995, Warner-Lambert acquired Adams S.A. for approximately $34 million. Adams S.A. manufactures confectionery products in Argentina. The excess of purchase price over the estimated fair value of the net assets acquired has been treated as goodwill. The acquisition did not have a material pro forma impact on consolidated earnings.

NOTE J: In the second quarter of 1995, the long-term interest rate swap agreements maturing in 2002 were terminated at an immaterial cost. Variable rates on the interest rate swap agreements maturing in 1996 were fixed at a weighted average interest rate of 8.7 percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995
-------------------------------------------------
COMPARED WITH CORRESPONDING PERIODS IN 1994
------------------------------------------

REVENUES
--------
Worldwide sales for the third quarter and first nine months of 1995 rose 6 percent to $1,776 million and 10 percent to $5,180 million, respectively. Sales growth of approximately 3 percent for the nine-month period was from sales of products contributed by Wellcome plc (acquired by Glaxo plc ("Glaxo") in March 1995 and referred to as "Glaxo Wellcome") to the international Warner Wellcome joint venture operations that were formed in mid-1994 (described below), and from businesses that Warner-Lambert acquired in 1994 and 1995. Unit volume gains were 3 percent for the third quarter and 4 percent (excluding the impact of the international Warner Wellcome joint venture operations and the acquired businesses) for the nine-month period. Price increases added 2 percent and 1 percent, respectively. Foreign exchange rate changes had a favorable impact of 1 percent on the third quarter and 2 percent on the nine-month sales results.

U.S. sales fell $22 million or 3 percent to $803 million for the third quarter, but increased $41 million or 2 percent to $2,248 for the first nine months of 1995. International sales increased $127 million or 15 percent to $973 million for the third quarter and $443 million or 18 percent to $2,932 million for the nine-month period. At constant exchange rates, international sales increased 13 percent and 14 percent, respectively. The devaluation of the Mexican peso in December 1994 resulted in a negative impact on the company's sales of $33 million in the third quarter and $96 million in the first nine months of 1995. The inclusion of the Glaxo Wellcome products and the acquired businesses' products increased international sales by approximately 5 percent for the nine-month period.

SEGMENT SALES          THREE MONTHS ENDED           NINE MONTHS ENDED
(Dollars in               SEPTEMBER 30,                SEPTEMBER 30,
 Millions)       ---------------------------   --------------------------
                                      Percent                      Percent
                    1995      1994   Increase/   1995      1994   Increase/
                                    (Decrease)                   (Decrease)
                  -------    ------  --------  --------  -------- --------
Consumer Health  $  870     $ 803      8%      $2,387    $2,136     12%
 Care

Confectionery       348       332      5        1,015     1,003      1

Pharmaceutical      558       536      4        1,778     1,557     14
                 ------    ------              ------    ------
Consolidated
   Net Sales     $1,776    $1,671      6%      $5,180    $4,696     10%
                 ======    ======              ======    ======

Worldwide sales of consumer health care products of $870 million for the third quarter and $2,387 million for the nine months of 1995 were 8 percent and 12 percent higher than the corresponding periods in 1994 primarily due to international sales growth in shaving and non-prescription products. For the nine-month period, sales growth of $85 million or 4 percent resulted from the inclusion of Glaxo Wellcome products, including SUDAFED and ACTIFED cold medication, NEOSPORIN topical anti-infective and ZOVIRAX cold sore cream, contributed by Glaxo Wellcome to those international Warner Wellcome joint venture operations that were not in existence until mid-1994.

In the U.S., consumer health care product sales increased 2 percent to $443 million for the third quarter and 1 percent to $1,095 million for the nine-month period. Products with sales growth in the U.S. for both periods were TRACER wet-shaving products and SUDAFED. Sales for both periods benefited from the introduction in the U.S. of COOL MINT
LISTERINE toothpaste in August 1995. International sales advanced 15 percent to $427 million for the third quarter and 22 percent to $1,292 million for the nine-month period. At constant exchange rates, international sales increased 12 percent and 18 percent, respectively. International sales growth of 8 percent for the nine-month period resulted from the inclusion of Glaxo Wellcome products in those Warner Wellcome joint venture operations that were not in existence until mid-1994. In addition, products with international sales growth in both reporting periods were HALLS cough tablets and PROTECTOR and SCHICK wet-shave products.

In December 1993, Warner-Lambert signed separate agreements with both Wellcome plc ("Wellcome") and Glaxo plc (which acquired Wellcome in 1995 and is referred to as "Glaxo Wellcome") governing the establishment of joint ventures in various countries to develop and market a broad range of nonprescription consumer health care products. Warner-Lambert is currently in discussions with Glaxo Wellcome regarding these agreements as a result of the acquisition of Wellcome by Glaxo. Since the discussions are ongoing, the company is unable to predict their outcome.

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








On September 30, 1994, Glaxo submitted a New Drug Application ("NDA") filing to the FDA for the sale in the U.S. of an OTC product for the treatment of episodic heartburn, which, subject to FDA approval, will be called ZANTAC 75. On July 13, 1995, the FDA's Gastrointestinal Drugs and Nonprescription Drugs Advisory Committees recommended to approve ZANTAC 75 as an OTC treatment. This recommendation is one step toward possible full FDA approval for marketing. ZANTAC 75 is being marketed for OTC use in the U.K. as a treatment for episodic heartburn. In addition to marketing ZANTAC 75 in the U.K., Warner Wellcome is marketing BECONASE, an OTC allergy nasal spray from Glaxo Wellcome. Warner-Lambert shares in the profits generated by these brands.

Confectionery sales in the U.S. fell 8 percent to $109 million in the third quarter and 12 percent to $317 million for the nine-month period. The company has brought in a new management team for its confectionery business and has increased its planned advertising and promotion spending levels on its brands, and expects that sales growth will gradually improve. International confectionery sales increased 12 percent to $239 million for the third quarter and 9 percent to $698 million for the nine-month period. At constant exchange rates, international sales increased 16 percent and 12 percent, respectively. In June 1994, Warner-Lambert acquired Saila S.p.A. and in April 1995 Warner-Lambert acquired Adams S.A., a privately held confectionery company based in Argentina. Sales from these businesses increased this segment's international sales by approximately 6 percent in the third quarter and 5 percent in the nine-month period. In addition, products with international sales growth were BUBBALOO bubble gum, TRIDENT sugarless chewing gum and BUBBLICIOUS bubble gum.

Pharmaceutical sales in the U.S. fell 9 percent to $251 million for the third quarter. The company believes that second quarter sales benefited from inventory stocking in anticipation of a price increase, which historically occurred in the third quarter. The company subsequently raised prices on July 1. This increased inventory stocking in the second quarter resulted in lower sales in the third quarter. For the nine-month period U.S. pharmaceutical sales increased 9 percent to $836 million primarily due to sales growth of the add-on epilepsy therapy NEURONTIN, the anticonvulsant DILANTIN, the cardiovascular drug ACCUPRIL and the oral contraceptive LOESTRIN. International pharmaceutical sales increased 17 percent to $307 million for the third quarter and 19 percent to $942 million for the nine-month period. At constant exchange rates, international sales increased 11 percent and 10 percent, respectively. Products with international sales growth were ACCUPRIL, CAPSUGEL empty hard gelatin capsules and NEURONTIN. In the first quarter of 1995 the company launched PIMENOL, an antiarrhythmic drug, in Japan and CEFDINIR, a new oral cephalosporin antibiotic, in the Philippines.

The company plans to file 10 NDAs in 1996, 4 of which are applications for new chemical entities. Some of the more commercially significant products that are in late stage development are atorvastatin, a lipid regulator (anticipated filing July 1996), troglitazone, an insulin enhancing medication for Type II diabetes (filing July 1996), and CEFDINIR (filing June 1996).






COSTS AND EXPENSES
------------------
Cost of goods sold in the third quarter and first nine months of 1995 increased 9 percent and 13 percent, respectively. Cost of goods sold as a percentage of net sales increased to 35.0% in the third quarter from 34.1% in the third quarter of 1994, and to 34.1% for the first nine months of 1995 from 33.2% for the first nine months of 1994. The increases in the company's ratios are primarily attributable to the confectionery segment and are due to a greater proportion of higher-cost confectionery sales in international markets and lower domestic confectionery volume.

Marketing expense in the third quarter and first nine months of 1995 increased 13 percent and 10 percent, respectively. The increases are primarily due to the Warner Wellcome joint venture operations outside the U.S. (which became operational in mid-1994) and from the introduction of new products. As a percentage of net sales, marketing expense in the third quarter of 1995 was 38.2% compared with 35.9% for the same quarter last year, while for the nine-month period the ratio was 35.9% versus 36.2% one year ago, reflecting the company's efforts to contain expenses associated with marketing combined with strong sales growth during the period.

Administrative and general expense in the third quarter and first nine months of 1995 increased 2 percent and 7 percent, respectively. Higher expenses are primarily attributable to the inclusion of the international Warner Wellcome joint venture operations. As a percentage of net sales, administrative and general expense in the third quarter of 1995 was 6.7% compared with 6.9% for the same quarter last year and at nine months the ratio of 6.5% was below the 6.7% figure one year ago.

Research and development expense in the third quarter and first nine months of 1995 increased 5 percent and 13 percent, respectively. The increases are primarily due to higher spending on Phase III clinical trials. As a percentage of net sales, research and development expense in the third quarter of 1995 was 7.3% of net sales versus 7.4% for the same quarter last year, and for the nine-month period the ratio was 7.0% versus 6.9% one year ago. For 1995, the company plans to invest approximately $500 million in research and development.

Other (income) expense, net in the third quarter and first nine months of 1995 includes a gain of $117 million from the sale of the company's PRO toothbrush business, which is primarily in Latin
America, to The Gillette Company.

RESTRUCTURING
-------------
In 1993 and 1991, the company recorded pretax restructuring charges of $525 million and $544 million, respectively, for the worldwide rationalization of manufacturing and distribution facilities and for organizational restructuring. The company had a reserve balance
related to these programs of $305 million at September 30, 1995.   At
present, the company is unaware of any event that would significantly change the plans, spending or savings relating to the restructuring programs.





INCOME TAXES
------------
                             Three Months            Nine Months
                            Ended Sept. 30,        Ended Sept. 30,
Effective Tax Rate          1995       1994        1995     1994
------------------         -----      -----        -----    -----
As Reported                24.7%      20.8%        24.9%    21.8%
After Minority Interests   27.7%      24.0%        27.7%    24.0%


The effective income tax rate of 24.7 percent for the third quarter and 24.9 percent for the first nine months of 1995 compares with an effective tax rate of 20.8 percent for the third quarter of 1994 and
21.8 percent for the first nine months of 1994. These rates reflect the impact of reporting minority interests (which reduced the effective tax rate by 3.0 percentage points in the third quarter and
2.8 percentage points in the first nine months of 1995 compared with
3.2 percentage points in the third quarter of 1994 and 2.2 percentage points for the first nine months of 1994). The 3.7 percentage point increase in the nine-month rate after minority interests reflects the impact of the 1995 phase-in of the U.S. tax law changes enacted in 1993. These changes resulted in the reduction of research and development tax credits and changes in the way research and development expenses are charged to foreign source income. In addition, part of the rate increase is due to an expected greater proportion of the company's taxable earnings being derived from international businesses located in higher tax jurisdictions.

NET INCOME
----------
Net income in the third quarter and first nine months of 1995 increased 26 percent and 11 percent, respectively. Earnings per share increased 25 percent and 10 percent, respectively. In the third quarter net income included a gain of $82 million or 61 cents per share on the sale of the PRO toothbrush business. The devaluation of the Mexican peso in December 1994 lowered earnings per share by approximately 2 cents per share in the third quarter and approximately 11 cents per share in the first nine months of 1995. The company estimates that the devaluation of the Mexican peso will lower planned earnings per share in 1995 by approximately 15 cents.

OTHER
-----
During 1995 and 1996 Warner-Lambert expects to revitalize its core businesses through the sale of selected products, non-strategic businesses and undervalued and nonproductive assets. The sale of the PRO toothbrush business resulted in a higher premium than originally expected. The company has revised its projection on total asset sales from $200 million to $250-$300 million over 1995 and 1996. The asset sales will allow the company to invest more heavily in its core businesses and to spend more on its pharmaceutical Phase III compounds, strategic market development, new product launches and development and marketing of ZANTAC 75 for OTC use, and will have a positive impact on the company's reported earnings per share. In addition the company does not expect that its quarterly growth in earnings per share will be symmetrical during either 1995 or 1996.




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Cash and cash equivalents at September 30, 1995 amounted to $255 million, an increase of $37 million since December 31, 1994, The company also held $484 million in short-term investments and other nonequity securities (included in investments and other assets) that do not qualify as cash equivalents, representing an increase of $82 million since December 31, 1994. Net debt (total debt less cash and cash equivalents, short-term investments and other nonequity securities) of $914 million at September 30, 1995 increased $73 million from $841 million at December 31, 1994.

Capital expenditures for 1995 are planned to be approximately $410 million. This includes approximately $80 million to be spent for the consolidation and upgrading of manufacturing, distribution and research facilities, and for organizational restructuring in connection with the company's restructuring plans announced in 1993 and 1991.







All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. ZOVIRAX, SUDAFED, ACTIFED, NEOSPORIN, ZANTAC, ZANTAC 75 and BECONASE are registered trademarks of Glaxo Wellcome or its affiliates.

                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------

           During the third quarter of 1993, Warner-Lambert entered into a consent decree with the U.S. Food and Drug Administration (the "FDA"), covering issues related to compliance with manufacturing and quality procedures. The consent decree is a court-approved agreement that primarily requires Warner-Lambert to certify that laboratory and/or manufacturing procedures at its pharmaceutical manufacturing facilities in the U.S. and Puerto Rico meet current Good Manufacturing Practices established by the FDA. Warner-Lambert has returned to market most products that were affected by the consent decree. Relevant laboratories in all U.S. plants have been certified and all required facility certifications have been completed. The terms of the consent decree are applicable until at least August 1998.

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

           Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings.
The state cases pending in California have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts in Alabama, Minnesota and Wisconsin brought by classes of pharmacies, each arising from the same allegations of price discrimination. In addition, the Company is named in class action complaints filed in the states of Arizona, Colorado, New York and Washington, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. These cases also arise from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

           In 1994, Warner-Lambert received an enforcement action letter and draft complaint from the Department of Justice (the "Department") alleging violation of the Clean Water Act with regard to the operation of the wastewater treatment plant at its Vega
Baja, Puerto Rico facility. Warner-Lambert is engaged in settlement negotiations with the Department with respect to this matter and is continuing to work with the EPA, Region II, to maintain the facility's compliance with limits established in a discharge permit.

           In addition, Warner-Lambert voluntarily disclosed to the Department that the Company had become aware of improprieties in the operation of the Vega Baja wastewater treatment facility and in the reporting of wastewater test results to the EPA. The Company recently received an inquiry from the Environmental Crimes Section of the Department concerning these improprieties. The Company is cooperating fully with this inquiry and cannot predict the outcome of this action at this time.

           Warner-Lambert is also involved in various administrative or judicial proceedings initiated by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year.


           Warner-Lambert Inc., a wholly-owned subsidiary of Warner-Lambert, has been named as a defendant in class actions filed in Puerto Rico Superior Court by current and former employees from the Vega Baja, Carolina and Fajardo plants, as well as Kelly Services temporary employees assigned to those plants. The lawsuits seek monetary relief for alleged violations of local statutes and decrees relating to meal period payments, minimum wage, overtime and vacation pay. Warner-Lambert believes that these actions are without merit and will defend these actions vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect these lawsuits to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (12)   Computation of Ratio of Earnings to Fixed
                       Charges.

                (27)   Financial Data Schedule (filed
                       electronically).

           (b)  Warner-Lambert has not filed any reports on Form
                8-K for the quarter ended September 30, 1995.

                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                                 WARNER-LAMBERT COMPANY
                                     (Registrant)



Date: November 10, 1995              By:  Ernest J. Larini
                                     ---------------------
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)




Date: November 10, 1995              By:  Joseph E. Lynch
                                     --------------------
                                     Vice President and Controller
                                     (Principal Accounting Officer)

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