Form 10-K
period 1995-12-31
WARNER LAMBERT CO
filed 1996-03-21
CIK 104669

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

    [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                     OR
    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM             TO

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

                                                                             NAME OF EACH EXCHANGE ON
                      TITLE OF EACH CLASS                                        WHICH REGISTERED
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The  aggregate market value  of the voting stock  held by non-affiliates of
Warner-Lambert   Company   as   of   February   22,   1996   was   approximately
$13,797,180,851.

     The number of shares outstanding of the registrant's Common Stock as of February 22, 1996 was 135,704,221 shares, Common Stock, par value $1.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Warner-Lambert Company Annual Report to Shareholders for 1995 -- Part I, Part II and Part IV.

     Portions of the Proxy Statement for Annual Meeting of Stockholders of Warner-Lambert Company to be held April 23, 1996 -- Part III.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

     The term 'Warner-Lambert' or the 'Company' refers to Warner-Lambert Company, a Delaware corporation organized in that state in 1920, and its consolidated subsidiaries, unless otherwise indicated or unless the context otherwise requires.

     Industry Segments and Geographic Areas. Financial information by industry segment and geographic area for the years 1995, 1994 and 1993 is presented in the Warner-Lambert 1995 Annual Report to Shareholders as set forth below.

     The summary of Warner-Lambert's industry segments, geographic areas and related financial information, set forth in Note 20 to the consolidated financial statements on page 40 of the Warner-Lambert 1995 Annual Report, is incorporated herein by reference.

     All product names appearing in capitalized letters in this report on Form 10-K are registered trademarks of Warner-Lambert, its affiliates, related companies or licensors. ZANTAC, ZANTAC 75, BECONASE, ZOVIRAX, SUDAFED, ACTIFED, NEOSPORIN, POLYSPORIN, NIX, BOROFAX and EMPIRIN are registered trademarks of Glaxo Wellcome plc ('Glaxo Wellcome'), its affiliates or related companies. As discussed below, Warner-Lambert entered into separate joint ventures with Wellcome plc ('Wellcome') and Glaxo Holdings plc ('Glaxo') prior to the acquisition by Glaxo of Wellcome, see 'Item 1. Business -- Business Segments -- Consumer Health Care Products' below. Glaxo is now known as Glaxo Wellcome.

BUSINESS SEGMENTS

     A detailed description of Warner-Lambert's industry segments is as follows:

Pharmaceutical Products

     The principal products of Warner-Lambert in its Pharmaceutical Products segment are ethical pharmaceuticals, biologicals and capsules.

     Ethical Pharmaceuticals and Biologicals: Warner-Lambert manufactures and/or sells, in the United States and/or internationally, an extensive line of ethical pharmaceuticals and biologicals under trademarks and trade names such as PARKE-DAVIS and GOEDECKE. Among these products are analgesics (PONSTAN, PONSTEL, EASPRIN, VALORON, VALORON-N, VEGANIN and VALTRAN), anesthetics (KETALAR), anthelmintics (VANQUIN), anticonvulsants (DILANTIN, ZARONTIN and NEURONTIN), anti-infectives (CHLOROMYCETIN, COLYMYCIN, DORYX, ERYC, MANDELAMINE and OMNICEF (cefdinir)), antivaricosities (HEPATHROMBIN), anti-viral agents (VIRA-A), bronchodilators (CHOLEDYL SA), cardiovascular products (NOVADRAL, DILZEM, PROCAN SR, ACCUPRIL, ACCUZIDE, NITROSTAT and PIMENOL), cognition drugs for treatment of mild-to-moderate Alzheimer's disease (COGNEX), dermatologics (BEBEN), prescription hemorrhoidal preparations (ANUSOL HC), hemostatic agents (THROMBOSTAT), hormonal agents (PITRESSIN), influenza vaccines (FLUOGEN), lipid regulators (LOPID), oral contraceptives (LOESTRIN), oxytocics (PITOCIN), psychotherapeutic products (CETAL RETARD, DEMETRIN and NARDIL) and urinary analgesics (PYRIDIUM).

     Warner-Lambert received its first marketing authorization in the world for OMNICEF in the Philippines in July 1994 and began marketing the product in that country in January 1995. OMNICEF is a third generation cephalosporin.

     PIMENOL (Pirmenol Hydrochloride) was approved by the Ministry of Health in Japan for the treatment of arrhythmias and was launched in the first quarter of 1995 in co-promotion with Dainippon Pharmaceutical Co., Ltd.

     The Company plans to file 8 New Drug Applications ('NDA's') and supplemental NDA's in 1996. These filings include 3 new chemical entities, all of which are in late stage development and are anticipated to be commercially significant. They are atorvastatin, a lipid regulator, troglitazone, an insulin enhancing medication for Type II diabetes, and cefdinir, an anti-infective.

     Warner-Lambert's pharmaceutical products are promoted for the most part directly to health care professionals through personal solicitation of doctors and other professionals by sales representatives with scientific training, direct mail contact and advertising in professional journals. They are sold either directly or through wholesalers to government agencies, chain and independent retail pharmacies, hospitals, clinics, long-term care facilities, mail order houses and health maintenance organizations. Sales to managed care entities have become an increasingly large part of Warner-Lambert's domestic pharmaceutical sales. The Company estimates that more than 50% of pharmaceutical sales in the United States during 1995 were made to managed care entities (including government agencies and hospitals). For further discussion of Warner-Lambert's ethical products, see 'Item 1. Business -- Regulation' below.

     Capsules: Warner-Lambert is the leading worldwide producer of empty hard-gelatin capsules used by pharmaceutical companies for their production of encapsulated products. These capsules are used by Warner-Lambert or manufactured by Warner-Lambert according to the specifications of each of its customers and are sold under such trademarks as CAPSUGEL, CONI-SNAP, SNAP-FIT and Press-Fit'tm' gelcaps.

     Other: In February 1996, Warner-Lambert entered into an agreement to sell Warner Chilcott Laboratories, its generic drug division. The sale is subject to receipt of necessary regulatory approvals and is expected to occur before the end of the first quarter of 1996. The decision to sell the generic drug business reflects the Company's intention to focus its resources more fully on its core pharmaceutical, consumer health care products and confectionery businesses.

Consumer Health Care Products

     The principal products of Warner-Lambert in its Consumer Health Care Products segment are over-the-counter health care products, shaving products and pet care products.

     Over-the-Counter Products: In December 1993, Warner-Lambert signed separate agreements with Wellcome and Glaxo (which acquired Wellcome in 1995 and is referred to as 'Glaxo Wellcome') governing the establishment of joint ventures in various countries to develop and market a broad range of nonprescription consumer health care products.

     On December 18, 1995, Warner-Lambert signed a letter of intent to purchase Glaxo Wellcome's interests in the Warner Wellcome over-the-counter joint venture operations and related assets for a purchase price of $1.05 billion and to restructure Warner-Lambert's joint venture arrangements with Glaxo Wellcome with respect to the marketing of certain Glaxo Wellcome prescription drugs which become over-the-counter products. This restructured joint venture will also include Wellcome's over-the-counter switch products. The wholly-owned over-the-counter business of Warner-Lambert, which will include the products originally contributed by Wellcome to the Warner Wellcome joint venture operations as described below (other than ZOVIRAX products), will be referred to as Warner-Lambert Consumer Healthcare. The transactions are subject to negotiation and completion of a final agreement and the receipt of necessary regulatory approvals. During the negotiation period, Warner-Lambert will retain its rights under the original Warner Wellcome joint venture agreement, including those rights related to the Wellcome acquisition by Glaxo.

     Warner-Lambert's joint venture agreement with Wellcome, prior to Wellcome's acquisition by Glaxo, called for both companies to contribute to the joint venture operations (referred to herein as the 'Warner Wellcome' joint venture operations) current and future over-the-counter products (excluding HALLS and ROLAIDS products). Joint venture operations formed pursuant to a global principles agreement began in the United States and Canada in January 1994, in Australia, New Zealand and certain countries in Europe in June 1994 and in Germany in November 1994. Warner-Lambert or its affiliates are the managing partners of the Warner Wellcome joint venture operations, with day-to-day operating responsibility.

     Warner-Lambert and Glaxo Wellcome receive approximately 70 percent and 30 percent, respectively, of the profits generated by the current products of the Warner Wellcome joint venture operations in the United States. Profits on current products marketed through the Warner Wellcome joint venture are shared equally between Warner-Lambert and Glaxo Wellcome in Canada, Australia,

New Zealand and the European countries where joint venture operations have been established. During the negotiation period for the transactions described above, the provisions of the existing agreements relating to profit sharing will continue.

     ZOVIRAX cold sore cream has been approved for over-the-counter use and is being sold over-the-counter in a number of countries in Europe. ZOVIRAX cold sore cream, previously marketed through the Warner Wellcome joint venture operations, will be marketed, upon completion of the transactions described above, under the terms of the over-the-counter switch joint venture operations between Warner-Lambert and Glaxo Wellcome.

     A NDA for the conversion to over-the-counter use of the oral form of ZOVIRAX as a genital herpes medication was filed with the U.S. Food and Drug Administration ('FDA') in August 1993. The FDA's Antiviral Drugs and Nonprescription Drugs Advisory Committee has recommended that the current submission for conversion of ZOVIRAX to over-the-counter form not be approved. At this time, the Company cannot predict whether Glaxo Wellcome will continue to pursue approval.

     Warner-Lambert and Glaxo, prior to its acquisition of Wellcome, formed a joint venture in the United States, which commenced operations in December 1993 (referred to herein as the 'Glaxo Warner-Lambert' joint venture operations or organization). The Glaxo Warner-Lambert joint venture operations will develop, seek approval of and market over-the-counter versions of certain Glaxo Wellcome prescription drugs in the United States, including ZANTAC, Glaxo Wellcome's pharmaceutical product for ulcer treatment, for sale as an over-the-counter product for the treatment of episodic heartburn. Additional joint ventures are expected to be formed with Glaxo Wellcome in other major markets, excluding Japan.

     In the United Kingdom, Warner Wellcome is currently marketing ZANTAC 75, an over-the-counter treatment for episodic heartburn and BECONASE, an over-the-counter allergy nasal spray manufactured by Glaxo Wellcome. Warner-Lambert shares in the profits generated by these brands.

     Direction of the Glaxo Warner-Lambert joint venture operations is provided by management committee representatives from each company. Day-to-day operations are the responsibility of Warner-Lambert, and the joint venture operations' over-the-counter products will be sold by Warner-Lambert's consumer health care products sales and marketing organization, which in most countries is the Warner Wellcome organization and, following completion of the transactions described above, will be a Warner-Lambert organization. Warner-Lambert and Glaxo Wellcome share development costs, profits and voting control equally, with Glaxo Wellcome receiving a royalty on sales by the Glaxo Warner-Lambert joint venture operations of certain current over-the-counter versions of Glaxo Wellcome prescription drugs.

     On September 30, 1994, Glaxo submitted a NDA to the FDA for the sale in the United States of a product for the treatment of episodic heartburn called ZANTAC
75. On December 19, 1995, ZANTAC 75 received marketing clearance from the FDA.

     Warner Wellcome Products: In each country where a Warner Wellcome joint venture has been established, Warner Wellcome sells a line of over-the-counter pharmaceutical and health care products, which may include antacids (GELUSIL), dermatological products (LUBRIDERM, LUBRIDERM Body Bar, LUBRIDERM Loofa Bar, LUBRIDERM Seriously Sensitive, LUBRIDERM Moisture Recovery, ROSKEN SKIN REPAIR, CORN HUSKERS and LISTEREX), topical antibiotic ointments (NEOSPORIN and POLYSPORIN), cold and sinus preparations (SUDAFED, SINUTAB, SINUTAB NON-DRYING, SUDAFED NON-DRYING and ACTIFED), antihistamines and allergy products (ACTIFED Allergy, SUDAFED PLUS, BENADRYL, BENADRYL-D, BENADRYL Cold, BENADRYL CHEWABLES, BENADRYL Allergy/Sinus/Headache and BENADRYL Dye-Free), hemorrhoidal preparations (ANUSOL, ANUSOL HC-1 and TUCKS), vaginal moisturizers (REPLENS), laxatives (AGORAL), cough syrups/suppressants (BENYLIN, BENYLIN-DM, BENYLIN DECONGESTANT, BENYLIN EXPECTORANT and BENYLIN PEDIATRIC), vitamins (MYADEC), antipruritics (CALADRYL, BENADRYL spray, cream, gel and stick and STINGOSE), rubbing alcohol (LAVACOL), hydrogen peroxide (PROXACOL), self-diagnostic early pregnancy test kits (e.p.t'r'), oral antiseptics (LISTERINE, COOL MINT LISTERINE and FRESHBURST LISTERINE), mouthwash/dental rinses (LISTERMINT), toothpaste (COOLMINT LISTERINE), effervescent denture cleaning tablets and denture cleanser pastes (EFFERDENT, EFFERDENT PLUS and FRESH 'N BRITE), denture adhesives (EFFERGRIP), head lice treatments (NIX), diaper rash preparations (BOROFAX) and analgesics (EMPIRIN). SUDAFED, ACTIFED, ACTIFED Allergy, SUDAFED PLUS, NEOSPORIN, POLYSPORIN, NIX, BOROFAX and EMPIRIN were contributed by Wellcome to the Warner Wellcome joint venture operations. Upon completion of the purchase by Warner-Lambert of Glaxo Wellcome's interests in the Warner Wellcome joint venture operations, Warner-Lambert Consumer Healthcare will sell each of those products contributed by Wellcome in those countries which were included in the original Warner Wellcome joint venture operations.

     Other Over-the-Counter Products: In addition to the Warner Wellcome products named above, Warner-Lambert manufactures and/or sells, in the United States and/or internationally, a line of antacids (ROLAIDS and Extra Strength ROLAIDS), cough tablets (HALLS, HALLS Juniors, HALLS-PLUS and Sugar Free HALLS) and throat drops (CELESTIAL SEASONINGS SOOTHERS and HALLS Vitamin C). Furthermore, certain products named as Warner Wellcome products above (except for products that were contributed by Wellcome to the joint venture operations) are manufactured and/or sold by Warner-Lambert or its affiliates in countries where Warner Wellcome joint venture operations have not been established.

     Over-the-counter products are promoted principally through consumer advertising and promotional programs and some are promoted directly to health care professionals. They are sold principally to drug wholesalers, chain and retail pharmacies, chain and independent food stores, mass merchandisers, physician supply houses and hospitals.

     Shaving Products: Warner-Lambert manufactures and sells razors and blades, both domestically and internationally. Shaving products are manufactured and marketed under the SCHICK and other trademarks worldwide and the WILKINSON SWORD trademark in Europe, the United States and Canada. Permanent (nondisposable) products marketed under the SCHICK trademark include TRACER/FX, SCHICK PROTECTOR, SUPER II, SUPER II PLUS, ULTREX PLUS, SILK EFFECTS, SLIM TWIN, ADVANTAGE, PERSONAL TOUCH and INJECTOR PLUS CHROMIUM. Disposable twin blade products marketed under the SCHICK trademark include SCHICK DISPOSABLE, SLIM TWIN, PERSONAL TOUCH and ULTREX DISPOSABLE. Products marketed under the WILKINSON SWORD trademark include nondisposable systems such as PROTECTOR, FX PERFORMER, PROFILE, SYSTEM II, DUPLO and LADY PROTECTOR, and disposable products that include COLOURS, PRONTO, RETRACTOR, RETRACTOR TWIN and EXTRA II.

     Warner-Lambert's shaving products are promoted principally through consumer advertising and promotional programs. They are distributed directly to wholesalers for sale to smaller retailers, drugstores, pharmacies and to retail outlets, including pharmacies, food stores, variety stores, mass merchandisers and other miscellaneous outlets.

     Pet Care Products: Warner-Lambert manufactures and/or sells various products on a worldwide basis for ornamental fish and for reptiles and other small pets, as well as books relating to various pets, under various trademarks including TETRA, TETRA POND, TETRA PRESS, TETRA TERRAFAUNA, HILENA, ZOOMEDICA FRICKINGER and TETRA SECONDNATURE. In addition, Warner-Lambert manufactures and/or distributes aquarium products (including power filters and replacement cartridges, air pumps, heaters, plastic plants and other accessories) that are marketed largely under the WHISPER and SECONDNATURE trademarks. These pet care products are promoted to consumers through cooperative advertising and to retailers through direct promotion and advertising in trade publications. They are sold to wholesalers for sale to smaller retailers and directly to larger chain stores and retailers, in each case for ultimate sale to consumers.

     Other: In the third quarter of 1995, Warner-Lambert sold the assets of its PRO toothbrush business in order to refocus its resources on its core pharmaceutical, consumer health care products and confectionery businesses.

     During 1996 the Company plans to sell other non-strategic businesses and undervalued and non-productive assets in order to permit the Company to invest more heavily in its core businesses.

Confectionery Products

     The principal products of Warner-Lambert in its Confectionery Products segment are chewing gums and breath mints.

     Warner-Lambert manufactures and/or sells, in the United States and/or internationally, a broad line of chewing gums and breath mints. Among these products are slab chewing gums (TRIDENT, DENTYNE and DENTYNE Sugarfree), chunk bubble gums (BUBBLICIOUS and BUBBLICIOUS MONDO), center-filled gums (BUBBALOO and FRESHEN-UP), candy-coated gums (CHICLETS, CHICLETS TINY SIZE and CLORETS) and stick gums (CLORETS, CINN*A*BURST, MINT*A*BURST and FRUIT*A*BURST). The breath mint line includes CERTS, Sugarfree CERTS, CERTS Cool Mint Drops'tm' and CLORETS. In addition, the Company sells several specialty candies. The specialty candies line includes a line of hard candies called FRUIT WAVES that is sold under the OCEAN SPRAY trademark and also those sold under the SAILA and Koldt'tm' trademarks.

     Warner-Lambert's confectionery products are promoted directly to the consumer primarily through consumer advertising and in-store promotion programs. They are sold directly to chain and independent food stores, chain pharmacies and mass merchandisers or through candy and tobacco wholesalers and to other miscellaneous outlets which in turn sell to consumers.

INTERNATIONAL OPERATIONS

     Although Warner-Lambert has globalized most of its organization on a segment basis, Warner-Lambert's international businesses are carried on principally through subsidiaries and branches, which are generally staffed and managed by citizens of the countries in which they operate. Approximately 25,000 of Warner-Lambert's employees are located outside the United States and Puerto Rico and only a small number of such employees are U.S. citizens. Certain of the products described above are manufactured and marketed solely in the United States and certain other products are manufactured and marketed solely in one or more foreign countries.

     International sales to unaffiliated customers in 1995 amounted to approximately 57% of the Company's worldwide sales. International sales do not include sales of products exported from the United States, which sales represent less than 1% of total U.S. sales. The seven largest markets with respect to the distribution of Warner-Lambert products sold outside the United States during 1995 were Japan, Germany, the United Kingdom, France, Canada, Brazil and Italy. Sales in these markets accounted for approximately 62% of Warner-Lambert's international sales, with no one country accounting for more than 18% of international sales.

     In 1994, Warner-Lambert announced its intention to construct and operate, through a joint venture with a Chinese partner, a manufacturing facility in Guangzhou, China. This facility will produce confectionery products which will be sold in China and exported. The Company now estimates that its initial investment in the joint venture through the end of 1996 will be approximately $35 million. The construction of this facility is on schedule and completion and commission of the plant is expected by December 1996.

     In accordance with customary market conditions, sales made outside the United States are generally made on longer terms of payment than would be customary in the United States. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including possible nationalization, expropriation and other governmental action, as well as fluctuations in currency exchange rates. The likelihood of such occurrences varies from country to country and is not predictable. However, the Company believes that its geographic diversity minimizes exposure to currency fluctuations resulting in one or more foreign countries. The devaluation of the Mexican peso in December 1994 resulted in an adverse impact on the Company's sales of $137 million in 1995.

RESTRUCTURING

     In November 1993, Warner-Lambert announced a program covering the rationalization of manufacturing facilities, principally in North America, including the eventual closing of seven plants, an organizational restructuring and related workforce reductions of approximately 2,800 positions over the next several years. For further discussion of Warner-Lambert's restructuring, see 'Management's Discussion and Analysis -- Costs and Expenses' and Note 3 to the consolidated financial statements, contained in Warner-Lambert's 1995 Annual Report and incorporated herein by reference.

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

MATERIALS AND SUPPLIES

     Warner-Lambert's products, in general, are produced and packaged at its own facilities. Other than certain Warner Wellcome products manufactured by Glaxo Wellcome, certain pet products and certain other products, relatively few items are manufactured in whole or in part by outside suppliers. Raw materials and packaging supplies are purchased from a variety of outside suppliers. Although the Company, in an effort to achieve cost savings, is consolidating its sources of supply, the Company does not believe that the loss of any one source of such materials and supplies would have a material effect on the business of any of Warner-Lambert's industry segments. Warner-Lambert seeks to protect against fluctuating costs and to assure availability of raw materials and packaging supplies by, among other things, locating alternative sources of supply and, in some instances, making selective advance purchases.

TRADEMARKS AND PATENTS

     Warner-Lambert's major trademarks are protected by registration in the United States and other countries where its products are marketed. Warner-Lambert believes these trademarks are important to the marketing of the related products and acts to protect them from infringement. Warner-Lambert owns many patents and has many patent applications pending in the patent offices of the United States and other countries. Although a number of products and product lines have patent protection that is significant in the marketing of such products, the management of Warner-Lambert does not consider that any single patent or related group of patents is material to Warner-Lambert's business as a whole or any of its industry segments. Warner-Lambert anticipates, however, that patents on certain future products, such as atorvastatin and troglitazone, may become material to Warner-Lambert's business as a whole if such products are approved.

     Legislation enacted during 1994 in the United States in order to implement the General Agreement on Tariffs and Trade has changed the term of U.S. patents filed after June 8, 1995 and has lengthened the term of some granted patents and pending applications existing on June 8, 1995. It is not clear what the impact of this legislation on Warner-Lambert will be.

RESEARCH AND DEVELOPMENT

     Warner-Lambert employs over 2,000 scientific and technical personnel in research and development activities at various research facilities located in the United States and in foreign countries. Warner-Lambert invested approximately $501 million in research and development in 1995, compared with $456 million in 1994 and $465 million in 1993. Approximately 81% of Warner-Lambert's 1995 research and development spending was related to pharmaceutical products. Warner-Lambert believes research and development
activities  are  essential  to  its  business  and  intends  to  continue   such
activities.

EMPLOYEES

     At December 31, 1995, approximately 37,000 people were employed by Warner-Lambert throughout the world.

REGULATION

     Warner-Lambert's business is subject to varying degrees of governmental regulation in the countries in which it manufactures and distributes products.

     In the United States, the food, drug and cosmetic industries are subject to regulation by various federal, state and local agencies with respect to product safety and effectiveness, manufacturing and advertising and labeling. Accordingly, from time to time, with respect to particular products under review, such agencies may require Warner-Lambert to address safety, efficacy, manufacturing and/or regulatory issues, to conduct additional testing or to modify its advertising and/or labeling.

     During the third quarter of 1993, a consent decree with the FDA was entered into by Warner-Lambert and two of its principal officers, covering issues related to manufacturing and quality practices and procedures. The decree is a court-approved agreement that primarily requires Warner-Lambert to certify that laboratory and/or manufacturing facilities in the United States and Puerto Rico are in compliance with current Good Manufacturing Practices established by the FDA. Under the terms of the decree, the manufacture and distribution of some products was temporarily suspended pending completion of certain certification activities. Relevant facility and laboratory certifications have been obtained in all U.S. and Puerto Rico plants. Warner-Lambert's manufacturing facilities in the mainland United States and Puerto Rico have now resumed full operations. Although there are several prescription products which have not yet returned to the market or which have been withdrawn, most of those pharmaceutical products which the Company intends to continue manufacturing and/or marketing have returned to full manufacture and/or distribution. The terms of the consent decree are applicable until at least August 1998.

     The FDA's Application Integrity Policy ('AIP') was applied to Warner-Lambert's Fajardo and Vega Baja, Puerto Rico facilities in September 1992, due to discrepancies found in data generated at those facilities. Pursuant to the AIP, Warner-Lambert, through independent experts in pharmaceutical manufacturing, has conducted validity assessments of certain FDA filings made with respect to certain products manufactured or to be manufactured at its facilities in Vega Baja and Fajardo, Puerto Rico. The FDA has deferred substantive scientific reviews of pending NDA's and Abbreviated New Drug Applications ('ANDA's') for products to be manufactured at these facilities (including the oral contraceptive ESTROSTEP), and for some supplements to NDA's or ANDA's for products currently manufactured at these facilities, while the Company is subject to the AIP. The FDA did not suspend review of two drugs, COGNEX (tacrine) and NEURONTIN (gabapentin), discussed above under the caption 'Item 1. Business Segments -- Pharmaceutical Products', both of which obtained United States marketing approval in 1993. Warner-Lambert has pledged full cooperation, has actively worked with the FDA and continues to engage in discussions with the FDA in order to resolve all issues relating to the AIP. In 1994 and 1995, Warner-Lambert filed all the expert validity assessments that had not yet been filed. The Company also submitted a Corrective Action Operating Plan to the FDA in December 1994, which outlines corrective actions which have been or will be implemented in response to the validity assessments. By letter dated September 22, 1995, the FDA stated that it had completed its review of the Vega Baja, Puerto Rico pharmaceutical facility and confirmed that the facility is no longer subject to the AIP. The FDA has completed its inspection of the Fajardo, Puerto Rico facility. It is not possible to predict when or whether the AIP will be lifted with respect to the Fajardo facility or whether the FDA will take additional action.

     On October 31, 1995, the Drug Enforcement Administration (the 'DEA') published a proposed rule which would bring certain of the Company's over-the-counter pharmaceutical products containing pseudoephedrine hydrochloride under the chemical control provisions of the Controlled Substances Act through the revocation of an exemption for listed chemicals lawfully marketed under the Food, Drug and Cosmetic Act. In addition, in March 1996 legislation was introduced in the U.S. Senate to remove such legal drug exemption for single ingredient pseudoephedrine products. The rule and legislation, if enacted in their present forms, would among other things impose new regulatory restrictions on persons handling such products including recordkeeping and reporting of certain transactions to the DEA. The Company is concerned that such restrictions could induce pharmacies and other retail outlets which carry such products to keep such products 'behind the counter' or no longer to carry such products. The Company has opposed the rule and legislation in their present forms. While it is not possible to predict with certainty whether the rule or legislation will be finalized or enacted, as the case may be, in their present forms, Warner-Lambert believes that neither would have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year.

     Regulatory requirements concerning the research and development of drug products have increased in complexity and scope in recent years. This has resulted in a substantial increase in the time and expense required to bring new products to market. At the same time, the FDA requirements for approval of generic drugs (drugs containing the same active chemical as an innovator's product) have been reduced as a result of the adoption of abbreviated new drug approval procedures for most generic drugs. Generic versions of many of Warner-Lambert's products in the Pharmaceutical Products segment are being marketed in the United States, and generic substitution legislation, which permits a pharmacist to substitute a generic version of a drug for the one prescribed, has been enacted in some form in all states. These factors have resulted in increased competition from generic manufacturers in the market for ethical products.

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

     In most of the foreign countries where Warner-Lambert does business, it is subject to a regulatory and legislative climate similar to or more restrictive than that described above. The Company cannot predict whether or what type of measures will be encountered in the future.

ENVIRONMENT

     Warner-Lambert is responsible for compliance with a number of environmental laws and regulations. Warner-Lambert maintains control systems designed to assure compliance in all material respects with environmental laws and regulations, including environmental policies and maintenance of a worldwide audit program.

     Warner-Lambert is involved in various administrative or judicial proceedings related to environmental actions initiated by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. For some of the sites, other parties (defined as potentially responsible parties) may be jointly and severally responsible, along with Warner-Lambert, to pay remediation and other related expenses. For other sites, for example, those sites which Warner-Lambert currently owns or previously owned, Warner-Lambert may be the sole party responsible for clean-up costs. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year. Actions with respect to environmental programs and compliance result in operating expenses and capital expenditures. Warner-Lambert's capital expenditures with respect to environmental programs and compliance in 1995 were not, and in 1996 are not expected to be, material to the business of Warner-Lambert.

     For additional information relating to environmental matters, see 'Item 3. Legal Proceedings' and Note 19 to the consolidated financial statements on page 39 of the Warner-Lambert 1995 Annual Report, incorporated herein by reference.

ITEM 2. PROPERTIES.

     The executive offices of Warner-Lambert are located in Morris Plains, New Jersey. In the United States, including Puerto Rico, Warner-Lambert owns facilities aggregating approximately 6,993,000 square feet and leases facilities having an aggregate of approximately 394,000 square feet.

     Warner-Lambert's U.S. manufacturing plants are located in Lititz, Pennsylvania (pharmaceuticals and consumer health care products); Rockford, Illinois (confectionery products); Rochester, Michigan (pharmaceuticals); Holland, Michigan (pharmaceuticals); Morris Plains, New Jersey (pharmaceuticals and consumer health care products); Greenwood, South Carolina (capsules); Milford, Connecticut (razors and blades); Oakland, New Jersey (pet care products); and Blacksburg, Virginia (pet care products). Warner-Lambert Inc., a wholly-owned subsidiary of Warner-Lambert operating in Puerto Rico, has plants located in Fajardo (pharmaceuticals); and Vega Baja (pharmaceuticals, consumer health care and confectionery products).

     In the United States, Warner-Lambert currently distributes its various products through its manufacturing plants and two primary distribution centers located in Lititz, Pennsylvania and Elk Grove, Illinois. Principal U.S. research facilities are located in Ann Arbor, Michigan (pharmaceuticals) and Morris Plains, New Jersey (pharmaceuticals, consumer health care and confectionery products).

     Internationally, Warner-Lambert owns, leases or operates, through its subsidiaries or branches, 70 production facilities in 35 countries. Principal international manufacturing plants are located in Germany, the United Kingdom, Belgium, Italy, Canada, Mexico, Hong Kong, Japan, Ireland, Spain, France, Brazil, Colombia and Australia. Principal international research facilities are located in Germany, Japan, the United Kingdom and Canada.

     As discussed above under the heading 'Item 1. Business -- International Operations', Warner-Lambert expects that construction of the confectionery products manufacturing facility in Guangzhou, China will be completed and commissioned by December 1996.

     In order to achieve its objectives of increased efficiency and a lower cost of goods sold, Warner-Lambert, over a number of years and at significant cost, has consolidated many of its plants and facilities around the world. This has often resulted in the production of pharmaceutical products, consumer health care products and/or confectionery products at a single facility.

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

ITEM 3. LEGAL PROCEEDINGS.

     For a discussion of Warner-Lambert's consent decree with the FDA, covering issues related to compliance with current Good Manufacturing Practices
established   by  the   FDA,  and  other   regulatory  matters,   see  'Item  1.
Business -- Regulation' above. For additional information relating to environmental matters see 'Item 1. Business -- Environment' above.

     Warner-Lambert and certain present and former employees were served with subpoenas in 1993 by the U.S. Attorney's office in Maryland, which was conducting an inquiry relating to compliance with FDA regulations, to produce records and/or appear before a federal grand jury in Baltimore. On November 28, 1995, Warner-Lambert waived indictment and pled guilty to a one count information charging failure in 1991 to file certain reports with the FDA of drug stability failures on distributed batches of the drug DILANTIN. Warner-Lambert agreed to pay a fine of $10 million. At the same time, Allan H. Doane, former vice president for corporate quality assurance and environmental compliance at Warner-Lambert, was indicted by the Maryland grand jury in a five count indictment alleging conspiracy, distributing adulterated drugs and obstruction of justice based on conduct in 1991.

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

     Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. Warner-Lambert has agreed to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million, to be paid in four equal installments of $3.775 million in February of 1996, 1997, 1998 and 1999, respectively. This settlement is subject to final approval by the U.S. District Court for the Northern District of Illinois.

     The state cases pending in California have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts in Alabama, Minnesota and Wisconsin brought by classes of pharmacies, each arising from the same allegations of price discrimination. In addition, the Company is named in class action complaints in the states of Alabama, Arizona, Colorado, Maine, Michigan, New York and Washington, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. These cases also arise from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of the remaining actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

     In November 1994, Warner-Lambert received a civil enforcement action letter and draft complaint from the Department of Justice (the 'Department') alleging violation of the Clean Water Act with regard to the operation of the wastewater treatment plant at its Vega Baja, Puerto Rico facility. Warner-Lambert is negotiating a resolution of this matter with the Department and is continuing to work with the EPA, Region II, to maintain the facility's compliance with the Clean Water Act. The Company cannot predict the outcome of this matter at this time.

     In addition, Warner-Lambert has received an inquiry from the Environmental Crimes Section of the Department relating to compliance with the Clean Water Act and the discharge permit issued to the facility. The Company is cooperating fully with this inquiry and cannot predict its outcome at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of Warner-Lambert as of March 1, 1996 is set forth below:

                                                       POSITIONS AND             PRINCIPAL OCCUPATIONS
                                                        OFFICES HELD                 AND EMPLOYMENT
                  NAME                      AGE       WITH REGISTRANT             DURING PAST 5 YEARS
-----------------------------------------   ---    ----------------------  ----------------------------------

Melvin R. Goodes.........................   60     Chairman of the Board   Chairman of the Board and Chief
                                                     and Chief Executive     Executive Officer (since August
                                                     Officer; Director       1991) President and Chief
                                                                             Operating Officer (July
                                                                             1985 -- July 1991)
Lodewijk J. R. de Vink...................   51     President and Chief     President and Chief Operating
                                                     Operating Officer;      Officer (since August 1991);
                                                     Director                Executive Vice President and
                                                                             President, U.S. Operations
                                                                             (April 1990 -- July 1991)
John F. Walsh............................   53     Executive Vice          Executive Vice President (since
                                                     President               January 1991); President,
                                                                             Consumer Healthcare Sector
                                                                             (since December 1994);
                                                                             President, Consumer Products
                                                                             Sector (January 1992 -- December
                                                                             1994); President, International
                                                                             Operations (March
                                                                             1990 -- December 1991)
Ernest J. Larini.........................   53     Vice President and      Vice President and Chief Financial
                                                     Chief Financial         Officer (since November 1992);
                                                     Officer                 Vice President, Financial
                                                                             Administration (June
                                                                             1992 -- October 1992); Vice
                                                                             President and Controller (May
                                                                             1990 -- May 1992)
J. Frank Lazo............................   48     Vice President          Vice President (since April 1990);
                                                                             President, Confectionery Sector
                                                                             (since December 1994);
                                                                             President, Latin America/Asia/
                                                                             Australia/Middle East/
                                                                             Africa Group (January
                                                                             1992 -- December 1994);
                                                                             President, Latin
                                                                             America/Asia/Australia Group
                                                                             (July 1991 -- December 1991);
                                                                             President, Canada/Latin America
                                                                             Group (April 1990 -- July 1991)
John S. Craig............................   44     Vice President          Vice President (since January
                                                                             1996); President, American
                                                                             Chicle Group (since July 1995);
                                                                             President and Chief Executive
                                                                             Officer, Lender's Bagel Bakery
                                                                             division of Kraft Foods, Inc.
                                                                             (September 1986 -- February
                                                                             1994)

                                                  (table continued on next page)

(table continued from previous page)

                                                       POSITIONS AND             PRINCIPAL OCCUPATIONS
                                                        OFFICES HELD                 AND EMPLOYMENT
                  NAME                      AGE       WITH REGISTRANT             DURING PAST 5 YEARS
-----------------------------------------   ---    ----------------------  ----------------------------------
Ronald M. Cresswell, Ph.D................   61     Vice President          Vice President (since May 1988);
                                                                             Chairman, Parke-Davis Research
                                                                             (since November 1989)
Pedro M. Cuatrecasas, M.D................   59     Vice President          Vice President (since October
                                                                             1989); President, Parke-Davis
                                                                             Research (since October 1989)
Raymond M. Fino..........................   53     Vice President          Vice President, Human Resources
                                                                             (since January 1985)
Philip M. Gross..........................   54     Vice President          Vice President (since January
                                                                             1990); Vice President, Strategic
                                                                             Management Processes (since
                                                                             January 1994); President, Novon
                                                                             Products Group (January
                                                                             1990 -- January 1994)
Gregory L. Johnson.......................   49     Vice President and      Vice President and General Counsel
                                                     General Counsel         (since October 1983)
Richard W. Keelty........................   54     Vice President          Vice President (since January
                                                                             1996); Vice President, Public
                                                                             Affairs, (since December 1995);
                                                                             Vice President, Public Relations
                                                                             (November 1990 -- November 1995)
Joseph E. Lynch..........................   44     Vice President and      Vice President and Controller
                                                     Controller              (since June 1995); Comptroller,
                                                                             American Home Products
                                                                             Corporation (March 1995 -- June
                                                                             1995); Director, Corporate
                                                                             Accounting, American Cyanamid
                                                                             Company (April 1991 -- March
                                                                             1995); Controller, Latin
                                                                             American Group, American
                                                                             Cyanamid Company (March
                                                                             1988 -- April 1991)
F. Phillip Milhomme......................   59     Vice President          Vice President (since January
                                                                             1992); President, Confectionery
                                                                             Products, Europe/Middle
                                                                             East/Africa (since December
                                                                             1994); President, Consumer
                                                                             Products, Europe (January
                                                                             1992 -- December 1994);
                                                                             President, Middle
                                                                             East/Africa/Europe (September
                                                                             1989  -- December 1991)

                                                  (table continued on next page)

(table continued from previous page)

                                                       POSITIONS AND             PRINCIPAL OCCUPATIONS
                                                        OFFICES HELD                 AND EMPLOYMENT
                  NAME                      AGE       WITH REGISTRANT             DURING PAST 5 YEARS
-----------------------------------------   ---    ----------------------  ----------------------------------
S. Morgan Morton.........................   56     Vice President          Vice President (since January
                                                                             1994); President, Warner
                                                                             Wellcome Consumer Healthcare
                                                                             U.S.A. (since December 1995);
                                                                             President, Shaving Products
                                                                             Group (September 1993 --
                                                                             December 1995); President,
                                                                             Schick (January 1992 --
                                                                             September 1993); President,
                                                                             Warner-Lambert Canada (January
                                                                             1988 -- January 1992)
Harold F. Oberkfell......................   49     Vice President          Vice President (since January
                                                                             1992); President, Latin
                                                                             America/Asia Sector (since
                                                                             February 1995); President,
                                                                             Parke-Davis, North America
                                                                             (January 1992 -- February 1995);
                                                                             Vice President, Parke-Davis
                                                                             Marketing and Sales (July
                                                                             1986 -- December 1991)
Joseph E. Smith..........................   56     Vice President          Vice President (since January
                                                                             1994); Chairman, Tetra Group
                                                                             (since August 1995); President,
                                                                             Shaving Products Group (since
                                                                             December 1995); Vice President,
                                                                             External Relations (January
                                                                             1994 -- December 1995);
                                                                             Executive Vice President
                                                                             (January 1991 -- January 1994);
                                                                             President, Pharmaceutical Sector
                                                                             (January 1992 -- January 1994);
                                                                             President, Parke-Davis Group
                                                                             (March 1989 -- December 1991)
Fred G. Weiss............................   54     Vice President          Vice President (since August
                                                                             1982); Vice President, Planning,
                                                                             Investment and Development
                                                                             (since August 1983)
Anthony H. Wild, Ph.D....................   47     Vice President          Vice President (since September
                                                                             1995); President, Parke-Davis,
                                                                             North America (since February
                                                                             1995); President,
                                                                             Schering-Plough-Japan,
                                                                             Schering-Plough Corporation
                                                                             (August 1989 -- February 1995)

                                                  (table continued on next page)

(table continued from previous page)

                                                       POSITIONS AND             PRINCIPAL OCCUPATIONS
                                                        OFFICES HELD                 AND EMPLOYMENT
                  NAME                      AGE       WITH REGISTRANT             DURING PAST 5 YEARS
-----------------------------------------   ---    ----------------------  ----------------------------------
William S. Woodson.......................   61     Vice President and      Vice President and Treasurer
                                                     Treasurer               (since December 1991); Vice
                                                                             President, Finance, Novon
                                                                             Products Group (September
                                                                             1990 -- November 1991)
Rae G. Paltiel...........................   49     Secretary               Secretary (since February 1986)

     All of the above-mentioned officers, with the exception of Mr. Craig, Mr. Lynch and Dr. Wild, have been employed by Warner-Lambert for the past five years.

     Mr. Craig has been employed by Warner-Lambert since July 1995. Prior to that time, Mr. Craig had been employed by Kraft Foods, Inc., serving as President and Chief Executive Officer of Kraft's Lender's Bagel Bakery division from September 1986 to February 1994. Kraft Foods, Inc., a wholly-owned subsidiary of Philip Morris Companies Inc., is a multinational producer of packaged grocery products with sales of approximately $31 billion in 1994.

     Mr. Lynch has been employed by Warner-Lambert since June 1995. Prior to that time and during his last three months with American Cyanamid Company, which was acquired by American Home Products Corporation in November 1994, Mr. Lynch performed certain functions of Comptroller at American Home Products Corporation from March 1995 to June 1995. American Home Products is a multinational health care and food products company with sales of approximately $9.0 billion in 1994. From April 1991 to March 1995, Mr. Lynch held the position of Director, Corporate Accounting, American Cyanamid Company and from March 1988 to April 1991 he served as Controller of American Cyanamid's Latin America Group. Prior to being acquired by American Home Products Corporation, American Cyanamid Company was a multinational medical and agricultural products company with sales of approximately $4.2 billion in 1993.

     Dr. Wild has been employed by Warner-Lambert since February 1995. Prior to that time, Dr. Wild had been employed by Schering-Plough Corporation. From
August 1989 to February 1995, Dr. Wild held the position of President of Schering-Plough-Japan. Schering-Plough Corporation, a multinational pharmaceutical company, had sales of approximately $4.7 billion in 1994.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's stock is traded is the New York Stock Exchange, but the stock is also listed and traded on the following domestic and international stock exchanges: Chicago, Pacific, London and Zurich. Shareholders of record totaled approximately 41,000 as of December 31, 1995. Cash dividends paid in 1995 totaled $351 million. A dividend of $.65 per share was paid in each quarter of 1995 for an annual total of $2.60 per share. This was a 7 percent increase over the prior year total of $2.44 per share, paid in four quarterly dividends of $.61 per share during 1994. The information set forth under the caption 'Market Prices of Common Stock and Dividends' on page 42 of the Warner-Lambert 1995 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption 'Five -Year Summary of Selected Financial Data' on page 26 of the Warner-Lambert 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption 'Management's Discussion and Analysis' on pages 43 through 47 of the Warner-Lambert 1995 Annual Report is incorporated herein by reference and should be read in conjunction with the consolidated financial statements and the notes thereto contained on pages 27 through 41 of the Warner-Lambert 1995 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Warner-Lambert and its subsidiaries, listed in Item 14(a)1 and included in the Warner-Lambert 1995 Annual Report at pages 27 through 40, together with the report thereon of Price Waterhouse LLP dated January 22, 1996 on page 41 of the Warner-Lambert 1995 Annual Report, and quarterly financial information on page 42 of the Warner-Lambert 1995 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information relating to the Warner-Lambert Directors and nominees is incorporated herein by reference to pages 3 through 9 of the Warner-Lambert Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1996. Information relating to executive officers of Warner-Lambert is set forth in Part I of this Form 10-K on pages 11 through 14. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the Proxy Statement, referred to above, at page 11 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation is contained in the Proxy Statement, referred to above in Item 10, at pages 13 through 26 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Information relating to the beneficial ownership of more than five percent of Warner-Lambert's Common Stock is contained in the Proxy Statement, referred to above in Item 10, at page 11 and such information is incorporated herein by reference.

     (b) Information relating to security ownership of management is contained in the Proxy Statement, referred to above in Item 10, at pages 10 through 11 and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. ALL FINANCIAL STATEMENTS

       The following items are included in Part II of this report through incorporation by reference to pages 27 through 41 of the Warner-Lambert 1995 Annual Report:

               Consolidated Statements of Income for each of the three years in the period ended December 31, 1995.

               Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1995.

               Consolidated Balance Sheets at December 31, 1995 and 1994.

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995.

               Notes to Consolidated Financial Statements.

               Report of Independent Accountants.

    2. FINANCIAL STATEMENT SCHEDULE

       Included in Part IV of this report:

             Report of Independent Accountants on Financial Statement Schedule.

             Schedule II -- Valuation and Qualifying Accounts.

      Schedules other than those listed above are omitted because they are either not applicable or the required information is included through incorporation by reference to pages 27 through 41 of the Warner-Lambert 1995 Annual Report.

    3. EXHIBITS

        (3) Articles of Incorporation and By-Laws.

          (a) Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 24, 1990 (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K, dated April 24, 1990 (File No. 1-3608)).

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

           (b)*   Warner-Lambert  Company 1987 Stock Option Plan, as  amended to November 26, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (c)*   Warner-Lambert Company  1989 Stock  Plan, as  amended to  November 26,  1991 (Incorporated  by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (d)*   Warner-Lambert  Company 1992  Stock Plan,  as amended to  September 27,  1994 (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form 10-Q  for the quarter ended  September
                  30, 1994).
           (e)*   Warner-Lambert  Company  Incentive  Compensation  Plan,  as  amended  to  September  27,  1994
                  (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form 10-Q for the  quarter ended September 30, 1994).
           (f)*   Warner-Lambert Company Supplemental Pension Income Plan, as amended to November 28, 1995.
           (g)*   Group   Plan   Participation  by   Non-employee  Directors   (Incorporated  by   reference  to
                  Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
           (h)*   Warner-Lambert Company Directors' Retirement Plan, as amended to June 1, 1995 (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form  10-Q for the  quarter ended June  30,
                  1995).
           (i)*   Warner-Lambert  Excess  Savings Plan,  formerly Warner-Lambert  Supplemental Savings  Plan, as amended to October 1, 1994 (Incorporated by reference to Warner-Lambert's Quarterly Report  on
                  Form 10-Q for the quarter ended September 30, 1994).
           (j)*   Warner-Lambert   Company  Executive  Severance   Plan,  as  amended   to  September  27,  1994
                  (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form 10-Q for the  quarter ended September 30, 1994).
           (k)*   Restricted  Stock Plan for Directors of Warner-Lambert Company, as amended to January 28, 1992
                  (Incorporated by reference to  Warner-Lambert's Form 10-K for  the fiscal year ended  December
                  31, 1991).
           (l)*   Employment  Agreement dated  September 24, 1985  between Warner-Lambert Company  and Melvin R.
                  Goodes, Chairman  of the  Board and  Chief Executive  Officer, as  amended to  August 1,  1991
                  (Incorporated  by reference to Warner-Lambert's Quarterly Report  on Form 10-Q for the quarter ended September 30, 1991).
           (m)*   Employment Agreement  effective  as of  August  1,  1991 between  Warner-Lambert  Company  and
                  Lodewijk  J. R. de Vink,  President and Chief Operating  Officer (Incorporated by reference to
                  Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).
           (n)*   Consulting Agreement, dated as of September 1, 1991, between Warner-Lambert Company and Joseph
                  D. Williams, Director (Incorporated by reference to Warner-Lambert's Form 10-K for the  fiscal year ended December 31, 1991).
           (o)*   Consulting   Arrangement  between  Warner-Lambert  Company   and  B.  Charles  Ames,  Director
                  (Incorporated by reference to  Warner-Lambert's Form 10-K for  the fiscal year ended  December
                  31, 1991).
           (p)    Global Principles Agreement, dated as of December 10, 1993, between Warner-Lambert Company and
                  Glaxo  Holdings plc (Incorporated  by reference to  Warner-Lambert's Form 10-K  for the fiscal year ended December 31, 1993).
           (q)    Global Principles  Agreement, dated  December  17, 1993,  between Warner-Lambert  Company  and
                  Wellcome  plc (Incorporated  by reference  to Warner-Lambert's Form  10-K for  the fiscal year ended December 31, 1993).

      (12) Computation of Ratio of Earnings to Fixed Charges.

      (13) Copy of the Warner-Lambert Company Annual Report for the year ended December 31, 1995. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.

      (21) Subsidiaries of the registrant.

      (23) Consent of Independent Accountants.

      (27) Financial Data Schedule (EDGAR filing only).

------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b) REPORTS ON FORM 8-K

    A Current Report on Form 8-K, dated December 19, 1995, was filed with the Securities and Exchange Commission in connection with the announcement of Warner-Lambert's signing of a letter of intent (i) to purchase Glaxo
    Wellcome plc's interests in the Warner-Wellcome over-the-counter joint venture operations (formed in 1994 with Wellcome plc) for a purchase price of $1.05 billion and (ii) to restructure Warner-Lambert's joint venture arrangements with Glaxo Wellcome to market Glaxo Wellcome's Rx to over-the-counter switch products, which will include Wellcome's Rx to over-the-counter products.

    Warner-Lambert will furnish to any holder of its securities, upon request and at a reasonable cost, copies of the Exhibits listed in Item 14.

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of WARNER-LAMBERT COMPANY

     Our audits of the consolidated financial statements referred to in our report dated January 22, 1996 appearing on page 41 of the 1995 Annual Report to Shareholders of Warner-Lambert Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

4 Headquarters Plaza North
Morristown, New Jersey
January 22, 1996

                                                                     SCHEDULE II

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                  ADDITIONS
                                                    BALANCE AT    CHARGED TO    ADJUSTMENTS TO                  BALANCE
                                                    BEGINNING     COSTS AND     SHAREHOLDERS'                   AT END
                   DESCRIPTION                       OF YEAR       EXPENSES         EQUITY        DEDUCTIONS    OF YEAR
-------------------------------------------------   ----------    ----------    --------------    ----------    -------
                                                                           (DOLLARS IN MILLIONS)

Year ended December 31, 1995:
     Allowance for doubtful accounts.............     $ 21.8        $  4.3          $   --          $  5.4       $20.7
     Allowance for deferred tax assets (a).......       44.6            --              --             7.6        37.0
     Unrealized fair market value adjustment for
       'available for sale' securities (b).......        2.9            --           (11.2)             --        (8.3)
                                                    ----------    ----------       -------        ----------    -------
                                                      $ 69.3        $  4.3          $(11.2)         $ 13.0       $49.4
                                                    ----------    ----------       -------        ----------    -------
                                                    ----------    ----------       -------        ----------    -------
Year ended December 31, 1994:
     Allowance for doubtful accounts.............     $ 20.5        $  4.4          $   --          $  3.1       $21.8
     Allowance for deferred tax assets (c).......       61.9          14.9              --            32.2        44.6
     Unrealized fair market value adjustment for
       'available for sale' securities (b).......         --            --             2.9              --         2.9
                                                    ----------    ----------       -------        ----------    -------
                                                      $ 82.4        $ 19.3          $  2.9          $ 35.3       $69.3
                                                    ----------    ----------       -------        ----------    -------
                                                    ----------    ----------       -------        ----------    -------
Year ended December 31, 1993:
     Allowance for doubtful accounts.............     $ 18.6        $  2.9          $   --          $  1.0       $20.5
     Allowance for deferred tax assets (d).......         --          61.9              --              --        61.9
                                                    ----------    ----------       -------        ----------    -------
                                                      $ 18.6        $ 64.8          $   --          $  1.0       $82.4
                                                    ----------    ----------       -------        ----------    -------
                                                    ----------    ----------       -------        ----------    -------

------------

 (a) Deductions in 1995 are due to improved profitability in European operations which resulted in the realization of some deferred tax assets associated with the 1991 restructuring (see Note 15 to the consolidated financial statements). Certain prior year amounts have been reclassified to conform with the current year presentation. As a result, $47.0 of the allowance for deferred tax assets was netted against the related asset.

 (b) Reflects fair market value adjustments for 'available for sale' securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, 'Accounting for Certain Investments in Debt and Equity Securities.'

 (c) Additions in 1994 primarily represent valuation allowances for foreign capital loss carryforwards. Deductions in 1994 are primarily due to improved profitability in European operations which resulted in realization of some of the deferred tax assets associated with the 1991 restructuring (see Note 15 to the consolidated financial statements).

 (d) The addition of $61.9 reflects $45.0 for the adoption of SFAS No. 109, 'Accounting for Income Taxes,' as of January 1, 1993, and $16.9 for 1993 additions. Valuation allowances as of January 1, 1993 of $45.0 were primarily related to the potential inability to utilize foreign operating loss carryforwards and the inability to realize some deferred tax assets associated with the 1991 restructuring. During 1993, valuation allowances increased $16.9 principally due to the potential inability to realize deferred tax assets associated with the 1993 restructuring.


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WARNER-LAMBERT COMPANY
                                               Registrant


Dated as of March 21, 1996              By      /s/ MELVIN R. GOODES
                                            ...................................
                                                    Melvin R. Goodes
                                                  Chairman of the Board
                                               and Chief Executive Officer

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

                    /s/ JOSEPH E. LYNCH
By    ................................................
                      Joseph E. Lynch
               Vice President and Controller
               (Principal Accounting Officer)           March 21, 1996

                   /s/ B. CHARLES AMES
By    ................................................
                 B. Charles Ames, Director

                   /s/ ROBERT N. BURT
By    ................................................
                  Robert N. Burt, Director

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

                    /s/ JOHN A. GEORGES
By    ................................................
                 John A. Georges, Director

                   /s/ WILLIAM H. GRAY III
By    ................................................
               William H. Gray III, Director

                   /s/ WILLIAM R. HOWELL
By    ................................................
                William R. Howell, Director

                 /s/ LASALLE D. LEFFALL, JR.
By    ................................................
          LaSalle D. Leffall, Jr., M.D., Director

                 /s/ PATRICIA SHONTZ LONGE
By    ................................................
           Patricia Shontz Longe, Ph.D., Director       March 21, 1996

                     /s/ ALEX J. MANDL
By    ................................................
                  Alex J. Mandl, Director

                   /s/ LAWRENCE G. RAWL
By    ................................................
                 Lawrence G. Rawl, Director

                  /s/ MICHAEL I. SOVERN
By    ................................................
                Michael I. Sovern, Director

                   /s/ JOSEPH D. WILLIAMS
By    ................................................
                Joseph D. Williams, Director

                              STATEMENT OF DIFFERENCES
                              ------------------------

The trademark symbol shall be expressed as 'tm'
The registered trademark symbol shall be expressed as 'r'

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------                             -----------------------

  (3)     Articles of Incorporation and By-Laws.
          (a)   Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to  April 24, 1990 (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K, dated
                April 24, 1990 (File No. 1-3608)).
          (b)   By-Laws of Warner-Lambert Company,  as amended to  October 25, 1988  (Incorporated by reference  to
                Warner-Lambert's  Quarterly Report on Form 10-Q for the  quarter ended September 30, 1988 (File No.
                1-3608)).
  (4)     Instruments defining the rights of security holders, including indentures.
          (a)   Rights Agreement,  dated  as  of  June  28,  1988,  and  amended  as  of  June  27,  1989,  between
                Warner-Lambert  Company and First Chicago Trust Company  of New York, as Rights Agent (Incorporated
                by reference  to Warner-Lambert's  Registration Statement  on Form  8-A, dated  June 28,  1988,  as amended by Form 8, dated July 5, 1989 (File No. 1-3608)).
          (b)   Warner-Lambert  agrees to furnish to  the Commission, upon request, a  copy of each instrument with respect to  issues  of long-term  debt  of Warner-Lambert.  The  principal amount  of  debt  issues authorized under each such instrument does not exceed 10% of the total assets of Warner-Lambert.
 (10)     Material contracts.
          (a)   Warner-Lambert  Company 1983 Stock  Option Plan, as  amended to November  26, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
          (b)   Warner-Lambert Company 1987 Stock  Option Plan, as  amended to November  26, 1991 (Incorporated  by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
          (c)   Warner-Lambert  Company 1989 Stock Plan, as amended to November 26, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
          (d)   Warner-Lambert Company 1992 Stock Plan, as amended to September 27, 1994 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).
          (e)   Warner-Lambert Company Incentive Compensation Plan, as amended to September 27, 1994  (Incorporated by  reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1994).
          (f)   Warner-Lambert Company Supplemental Pension Income Plan, as amended to November 28, 1995.
          (g)   Group Plan Participation by Non-employee  Directors (Incorporated by reference to  Warner-Lambert's
                Form 10-K for the fiscal year ended December 31, 1991).
          (h)   Warner-Lambert  Company Directors'  Retirement Plan,  as amended to  June 1,  1995 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
          (i)   Warner-Lambert Excess Savings Plan, formerly  Warner-Lambert Supplemental Savings Plan, as  amended to October 1, 1994 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for
                the quarter ended September 30, 1994).
          (j)   Warner-Lambert  Company Executive Severance Plan, as amended to September 27, 1994 (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form  10-Q for the  quarter ended September  30,
                1994).
          (k)   Restricted  Stock Plan  for Directors  of Warner-Lambert  Company, as  amended to  January 28, 1992
                (Incorporated by reference to  Warner-Lambert's Form 10-K  for the fiscal  year ended December  31,
                1991).
          (l)   Employment  Agreement dated September 24, 1985 between Warner-Lambert Company and Melvin R. Goodes,
                Chairman of the Board and  Chief Executive Officer, as amended  to August 1, 1991 (Incorporated  by reference  to Warner-Lambert's Quarterly  Report on Form  10-Q for the  quarter ended September 30,
                1991).
          (m)   Employment Agreement effective as of August 1, 1991 between Warner-Lambert Company and Lodewijk  J.
                R.  de Vink, President and  Chief Operating Officer (Incorporated  by reference to Warner-Lambert's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).
          (n)   Consulting Agreement, dated as of September 1,  1991, between Warner-Lambert Company and Joseph  D.
                Williams,  Director (Incorporated by  reference to Warner-Lambert's  Form 10-K for  the fiscal year ended December 31, 1991).

EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------                             -----------------------

          (o)   Consulting Arrangement between Warner-Lambert Company  and B. Charles Ames, Director  (Incorporated
                by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991).
          (p)   Global  Principles Agreement,  dated as  of December 10,  1993, between  Warner-Lambert Company and
                Glaxo Holdings plc (Incorporated  by reference to  Warner-Lambert's Form 10-K  for the fiscal  year ended December 31, 1993).
          (q)   Global  Principles Agreement, dated December 17,  1993, between Warner-Lambert Company and Wellcome plc (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31,
                1993).
 (12)     Computation of Ratio of Earnings to Fixed Charges.
 (13)     Copy of the Warner-Lambert Company Annual Report for the year ended December 31, 1995. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.
 (21)     Subsidiaries of the registrant.
 (23)     Consent of Independent Accountants.
 (27)     Financial Data Schedule (EDGAR filing only).
