Form 10-Q
period 1996-03-31
WARNER LAMBERT CO
filed 1996-05-13
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1996

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


          YES   X           NO
               ---               ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at April 30, 1996
          -----                    -----------------------------

Common Stock, $1 par value                 271,231,634*

       *Adjusted to reflect a two-for-one stock split of the Registrant's
        Common Stock for stockholders of record as of May 3, 1996.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                 March 31,   December 31,
                                                    1996         1995
                                                -----------  ------------
                                                   (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $  443.7      $  295.8
  Short-term investments                             282.8         267.4
  Receivables                                      1,256.3       1,239.5
  Inventories                                        640.1         645.7
  Prepaid expenses and other current assets          351.0         329.6
                                                  --------      --------
        Total current assets                       2,973.9       2,778.0

  Investments and other assets                       595.1         654.3
  Equity investments in affiliated companies         253.5         257.5
  Property, plant and equipment                    1,999.1       2,006.3
  Intangible assets                                  400.7         404.8
                                                  --------      --------
        Total assets                              $6,222.3      $6,100.9
                                                  ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                                $  540.5      $  473.0
  Notes payable - banks and other                    447.5         421.6
  Accounts payable, trade                            506.1         523.8
  Accrued compensation                               147.1         166.3
  Other current liabilities                          625.5         671.2
  Federal, state and foreign income taxes            191.0         169.3
                                                  --------      --------
        Total current liabilities                  2,457.7       2,425.2

  Long-term debt                                     630.9         634.5
  Other noncurrent liabilities                       723.8         740.4
  Minority interests                                  53.6          54.7

  Shareholders' equity:
     Preferred stock - none issued                     -             -
     Common stock issued:  (1996 - 320,660,536
        shares; 1995 - 160,330,268 shares)           320.7         160.3
     Capital in excess of par value                   91.7         217.5
     Retained earnings                             3,180.0       3,042.9
     Cumulative translation adjustments             (237.4)       (216.3)
     Treasury stock, at cost:  (1996 - 49,590,766
      shares; 1995 - 24,731,378 shares)             (998.7)       (958.3)
                                                  --------      --------
        Total shareholders' equity                 2,356.3       2,246.1
                                                  --------      --------
        Total liabilities and shareholders'
           equity                                 $6,222.3      $6,100.9
                                                  ========      ========

See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                  Three Months
                                                 Ended March 31,
                                                ----------------
                                               1996       1995
                                               ----       ----

                                           (Dollars in millions, except
                                              per share amounts)


NET SALES                                  $1,829.2     $1,604.6

COSTS AND EXPENSES:

  Cost of goods sold                          589.6        532.3
  Marketing                                   644.3        539.1
  Administrative and general                  126.7        103.0
  Research and development                    129.7        114.3
  Other(income)expense, net                   (50.0)         7.0
                                           --------     --------
      Total costs and expenses              1,440.3      1,295.7
                                           --------     --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                           388.9        308.9

Provision for income taxes                    106.9         77.2

Minority interests                             32.5         30.3
                                           --------     --------
NET INCOME                                 $  249.5     $  201.4
                                           ========     ========

PER COMMON SHARE:

  Net income*                              $    .92     $    .75
                                           ========     ========

  Cash dividends paid*                     $   .345     $   .325
                                           ========     ========

Average number of common shares
 outstanding (thousands)*                   271,178      269,250



*Restated for two-for-one stock split as described in Note I.

See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                       ------------------
                                                         1996       1995
                                                       ------------------
                                                      (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                         $  249.5    $ 201.4
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                      51.5       48.3
       Minority interests                                 32.5       30.3
       Gain on sale of business                          (75.2)       -
       Changes in assets and liabilities, net of
        effects from acquisitions/dispositions
        of businesses:
           Receivables                                  (140.2)     (38.8)
           Inventories                                   (12.0)     (72.2)
           Accounts payable and
            accrued liabilities                           59.5     (135.1)
           Other, net                                    (47.5)     (46.2)
                                                      --------    -------
         Net cash provided (used)
           by operating activities                       118.1      (12.3)
                                                      --------    -------
INVESTING ACTIVITIES:
   Purchases of investments                             (112.1)    (119.9)
   Proceeds from sales of investments                    154.0       57.5
   Capital expenditures                                  (59.6)     (67.0)
   Proceeds from disposition of business                 142.4        -
   Other, net                                             (5.6)       1.3
                                                      --------    -------
         Net cash provided (used)
           by investing activities                       119.1     (128.1)
                                                      --------    -------
FINANCING ACTIVITIES:
   Proceeds from borrowings                              328.9      238.0
   Principal payments on borrowings                     (263.2)     (48.4)
   Purchases of treasury stock                           (51.3)     (17.1)
   Cash dividends paid                                   (93.6)     (87.5)
   Distributions paid to minority interests              (28.4)     (15.2)
   Proceeds from exercise of stock options                20.7       12.7
                                                      --------    -------
         Net cash (used) provided by
           financing activities                          (86.9)      82.5
                                                      --------    -------
Effect of exchange rate changes on cash
  and cash equivalents                                    (2.4)      (6.0)
                                                      --------    -------
   Net increase (decrease) in cash and cash
      equivalents                                        147.9      (63.9)
   Cash and cash equivalents at beginning of year        295.8      217.9
                                                      --------    -------
   Cash and cash equivalents at end of period         $  443.7    $ 154.0
                                                      ========    =======
 See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE A: The interim financial statements presented herein should be read in conjunction with Warner-Lambert Company's 1995 Annual Report.

NOTE B: The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE C: In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been included in the consolidated financial statements.

NOTE D: Effective January 1, 1996 the company's international operations that previously reported financial results on a fiscal-year basis ending November 30 changed to a calendar-year basis ending December 31. The change was made primarily to reflect the results of these operations on a more timely basis. The results of operations for those subsidiaries for the month of December 1995 are included as a charge of $18.8 million against retained earnings.

NOTE E:      Major classes of inventories were as follows:

                                         March 31, 1996   December 31, 1995
                                         --------------  -----------------
                                                    (In millions)

             Raw materials                     $101.9             $110.0
             Finishing supplies                  48.0               48.0
             Work in process                     99.3               89.1
             Finished goods                     390.9              398.6
                                               ------             ------
                                               $640.1             $645.7
                                               ======             ======

NOTE F:      Property, plant and equipment balances were as follows:

                                         March 31, 1996   December 31, 1995
                                         --------------   -----------------
                                                    (In millions)

             Property, plant and equipment   $ 3,434.3         $ 3,416.6
             Less accumulated depreciation    (1,435.2)         (1,410.3)
                                              ---------         ---------
               Net                           $ 1,999.1         $ 2,006.3
                                             =========         =========


NOTE G:      Intangible asset balances were as follows:

                                         March 31, 1996   December 31, 1995
                                         --------------   -----------------
                                                    (In millions)
             Patents, trademarks,
             goodwill and other
             intangibles                   $484.5            $484.8
             Less accumulated amortization  (83.8)            (80.0)
                                           ------            ------
            Net                            $400.7            $404.8
                                           ======            ======

NOTE H: Included in Other (income) expense, net was interest expense of $29.2 million for the first quarters of 1996 and 1995.

NOTE I: On April 23, 1996 the stockholders approved an increase in the number of authorized shares of common stock from 300 million to 500 million in order to effectuate a two-for-one stock split. The additional shares will be distributed on or about May 17, 1996 to stockholders of record on May 3, 1996. Par value remained at $1.00 per share. The stock split was reflected in the March 31, 1996 balance sheet by increasing Common stock issued and reducing Capital in excess of par value by $160.3 million. In addition, the average number of common shares outstanding and all per share information has been restated to reflect the stock split.

NOTE J: In March 1996, Warner-Lambert sold Warner Chilcott Laboratories, its generic pharmaceutical business. Proceeds were approximately $142.4 million subject to a final working capital valuation to be settled in May 1996. The sale resulted in a pretax gain of $75.2 million, which is included in Other (income) expense, net. On an after tax basis, the gain was $45.7 million or $.17 per share.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER ENDED MARCH 31, 1996
- -----------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1995
- ------------------------------------------

NET SALES
- ---------

Sales for the first quarter of 1996 of $1,829 million were 14 percent higher than 1995 first quarter sales. Unit volume growth was 12 percent, price increases added 4 percent and foreign exchange rate changes had an unfavorable impact of 2 percent. U.S. sales increased $104 million or 15 percent to $783 million. International sales increased $120 million or 13 percent to $1,046 million. At constant exchange rates, international sales increased 16 percent from the same period last year.

Effective January 1, 1996 the company's international operations changed their reporting period from a fiscal-year basis ending November 30 to a calendar-year basis ending December 31. (See Note D.) All references to the first quarter include the calendar three-month period ended March 31, 1996 and the fiscal three-month period ended February 28, 1995 for international operations.

SEGMENT SALES
- -------------

                                  THREE MONTHS ENDED MARCH 31,
                                  ----------------------------
                                             Percent
     (Dollars in Millions)        1996        1995      Increase
                                 ------      ------     --------
     Pharmaceutical             $  659      $  583          13 %

     Consumer Health Care          701         615          14

     Confectionery                 469         407          15
                                -------     -------
     Consolidated Net Sales     $1,829      $1,605          14 %
                                =======     =======

Pharmaceutical sales in the U.S. increased 17 percent to $323 million in the first quarter of 1996. The company believes that sales benefited from inventory stocking in anticipation of a price increase effective March 1 and that sales growth will not be as strong for the remainder of 1996. Products with significant sales growth included the add-on epilepsy therapy NEURONTIN, the anticonvulsant DILANTIN, the oral contraceptive LOESTRIN, the cardiovascular drug ACCUPRIL and CAPSUGEL empty hard-gelatin capsules. In March, Warner-Lambert sold its Warner Chilcott generic pharmaceutical business. (See Note J.) Sales of this business for the twelve months of 1995 were approximately $125 million.
Warner-Lambert plans to file 8 New Drug Applications (NDA) or Supplements with the US Food and Drug Administration (FDA) in 1996. These filings include 3 new chemical entities, all of which are in late-stage development and are anticipated to be commercially significant. They are atorvastatin, a lipid regulator, troglitazone, an insulin-enhancing medication for Type II diabetes and OMNICEF, an anti-infective. In April, the company announced that it had signed a letter of intent with Pfizer Inc. to co-promote atorvastatin in the U.S. and on a broad basis in the international marketplace.

International pharmaceutical sales for the first quarter of 1996 were $336 million, a 10 percent increase, or 9 percent at constant exchange rates. Major contributors to international sales growth were ACCUPRIL, CAPSUGEL and NEURONTIN.

Consumer health care segment sales reflect the reclassification of HALLS cough tablets to the confectionery segment in both 1996 and 1995. HALLS is primarily marketed as a confectionery product outside the U.S. and is managed by the company's confectionery team throughout the world. With sales overseas more than double the sales in the U.S., management believes that it is more representative to report HALLS as a confectionery product.

Consumer health care product sales in the U.S. increased 16 percent to $330 million in the first quarter of 1996. Sales growth of 4 percent is attributable to sales of COOL MINT LISTERINE toothpaste, which was introduced in August 1995. Products with U.S. sales growth included LISTERINE Antiseptic mouthwash, SUDAFED cold medication, BENADRYL allergy medication, the company's wet-shaving products and NEOSPORIN topical anti-infective. International sales increased 12 percent to $371 million, or 13 percent at constant exchange rates. Major contributors to international sales growth included the company's wet-shaving products, TETRA aquarium products and LISTERINE.

In December 1993 Warner-Lambert signed separate agreements with both Wellcome plc (Wellcome) and Glaxo plc (Glaxo) governing the establishment of joint ventures in various countries to develop and market a broad range of nonprescription consumer health care products. Glaxo acquired Wellcome in 1995 and changed the name of the combined company to Glaxo Wellcome.

Warner-Lambert's agreement with Wellcome called for both companies to contribute to the Warner Wellcome joint venture operations current and future over-the-counter (OTC) products. Joint venture operations formed pursuant to a global principles agreement began in 1994 in the U.S., Canada, Australia, New Zealand and certain countries in Europe. Warner-Lambert has consolidated the financial results of the Warner Wellcome joint venture operations.
In December 1995 Warner-Lambert signed a letter of intent to purchase Glaxo Wellcome's interest in the Warner Wellcome joint venture operations for a purchase price of $1.05 billion. The transaction is subject to negotiation and completion of a final agreement and the receipt of necessary regulatory approvals. During the negotiation period Warner-Lambert retains its rights under the original Wellcome joint venture agreement, including those relating to the Wellcome acquisition by Glaxo.

Warner-Lambert and Glaxo formed a joint venture in the U.S. (referred to as Glaxo Warner-Lambert) to develop, seek approval of and market OTC versions of Glaxo prescription drugs in the U.S., including ZANTAC, Glaxo Wellcome's pharmaceutical product for ulcer treatment. As part of the letter of intent that Warner-Lambert and Glaxo Wellcome signed in December 1995, the Glaxo Warner-Lambert joint venture will be restructured so that in addition to developing and marketing OTC versions of Glaxo prescription drugs, it will also develop and market Wellcome's OTC switch products, including ZOVIRAX cold sore cream.

In April 1996 Warner Wellcome began U.S. marketing of ZANTAC 75, an OTC version of Glaxo Wellcome's prescription drug ZANTAC, for the treatment of episodic heartburn, acid indigestion and sour stomach. ZANTAC 75 has been marketed for OTC use in the U.K. by Warner Wellcome as a treatment for these same symptoms. Warner Wellcome has also been marketing in the U.K. an allergy nasal spray, BECONASE, an OTC version of Glaxo Wellcome's prescription drug. Warner-Lambert uses the equity method of accounting to record its share of profits and losses in the Glaxo Warner-Lambert joint venture. Due to the substantial marketing expenses that will be incurred with the U.S. launch of ZANTAC 75 the company anticipates recording a loss from the joint venture in 1996.

First quarter 1996 and 1995 confectionery sales reflect the reclassification of HALLS from the consumer health care segment. Confectionery sales in the U.S. increased 11 percent to $129 million in the first quarter of 1996. Products with U.S. sales growth included HALLS, CERTS breath mints and BURST gums (benefiting from the introduction of FRUIT*A*BURST in August 1995). International sales were $340 million, an increase of 17 percent, or 26 percent at constant exchange rates. The decline in the value of the Mexican peso adversely impacted this segment's sales by $19 million. Products with strong international sales growth included HALLS, TRIDENT, BUBBALOO bubble gum, CLORETS gums and mints and CHICLETS candy-coated gum.


COSTS AND EXPENSES
- ------------------
Cost of goods sold was 11 percent higher than the first quarter of 1995. Cost of goods sold as a percentage of net sales fell to 32.2% from 33.2% in 1995. The improvement in the company's ratio is attributable to the decline in the cost of goods ratio in the U.S. pharmaceutical business. This business's ratio was lower due to a favorable product mix and higher volume.
Marketing expense in the first quarter of 1996 increased 19 percent from the prior-year quarter, with spending increasing faster than sales growth in each reporting segment. Marketing expense increased in the consumer health care segment in the U.S. primarily to support COOLMINT LISTERINE toothpaste and worldwide to support the company's new wet-shaving products. In the pharmaceutical segment most of the spending increase was in the U.S. with greater support for NEURONTIN, ACCUPRIL and LOESTRIN. In the confectionery segment spending increased throughout the world. As a percentage of net sales, marketing expense in the first quarter of 1996 was 35.2% compared with 33.6% in 1995.

Administrative and general expense in the first quarter of 1996 increased 23 percent from the first quarter of 1995. Major components of this increase included higher pension expense, primarily as a result of a lower discount rate and higher expenses for certain employee benefits. As a percentage of net sales, administrative and general expense in the first quarter of 1996 was 6.9% compared with 6.4% for the first quarter of 1995. For the full year of 1995, administrative and general expense as a percentage of net sales was 6.9%.

Research and development expense increased 14 percent in the first quarter of 1996 reflecting higher spending on Phase III clinical trials. As a percentage of net sales, research and development expense was 7.1% in both the first quarters of 1996 and 1995.

Other (income) expense, net in the first quarter of 1996 included a gain on the sale of the Warner Chilcott business of $75 million.

In 1993 the company recorded a net restructuring charge of $525 million pretax ($360 million after tax) and in 1991 the company recorded a net restructuring charge of $544 million pretax ($418 million after tax). The company had reserve balances related to these programs of $228 million at March 31, 1996. The company is unaware of any event that would significantly change spending or anticipated savings with respect to the 1993 and 1991 restructuring actions.

INCOME TAXES
- ------------
                                 THREE MONTHS ENDED MARCH 31,
                                 ----------------------------
                                    1996              1995
                                    ----              ----
Effective tax rate:
  As reported                       27.5%             25.0%
  After minority interests          30.0%             27.7%

The increases in the company's effective tax rates on a reported basis and after minority interests in the first quarter of 1996 compared with the same period in 1995 were principally due to the 39.4 percent effective tax rate on the gain on the sale of Warner Chilcott. In addition, the rates increased due to the expiration of the research and development tax credit.

NET INCOME
- ----------
Net income and earnings per share for the first quarter of 1996 increased 24 percent and 23 percent, respectively. Excluding the gain on the sale of the Warner Chilcott business and provisions for certain legal matters, earnings per share increased 5 percent.

Liquidity and Financial Condition
- ---------------------------------
Cash and cash equivalents amounted to $444 million at March 31, 1996, an increase of $148 million from December 31, 1995. The company also holds $446 million in short-term investments and other nonequity securities (included in investments and other assets) that do not qualify as cash equivalents, representing a decrease of $46 million since December 31, 1995. Net debt (total debt less cash and cash equivalents, short-term investments and other nonequity securities) of $729 million at March 31, 1996 fell $12 million from December 31, 1995.

Planned capital expenditures for 1996 are estimated to be $450 million. These expenditures include the consolidation and upgrading of manufacturing facilities in connection with the company's restructuring plans announced in 1993 and 1991, plant expansions and improvements.

The company expects to finalize its purchase of Glaxo Wellcome's interests in the Warner Wellcome joint venture operations for $1.05 billion in mid-1996. Management anticipates that it will borrow the funds to complete this transaction.

In April 1996, company stockholders approved an increase in the number of authorized common shares from 300 million to 500 million in order to effectuate a two-for-one stock split. The split will apply to all shares of record held on May 3, 1996. (See Note I.)

Other
- -----
During the first quarter of 1996 the company continued its strategy initiated in 1995 to revitalize its core businesses through the sale of selected products, non-strategic businesses and nonproductive assets. These sales would allow the company to support its core businesses, Phase III pharmaceutical compounds, strategic market development, new product launches and marketing of ZANTAC 75, and would have a positive impact on the company's reported earnings per share. The company sold its PRO toothbrush business in 1995 and its Warner Chilcott business in the first quarter of 1996. Following a comprehensive, strategic review of the TETRA pet care and aquarium products operations, the company is no longer seeking a buyer for this business.




All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. BECONASE, NEOSPORIN, SUDAFED, ZANTAC, ZANTAC 75 and ZOVIRAX are registered trademarks of Glaxo Wellcome or its affiliates.
                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------

           In September 1993, Warner-Lambert received a Complaint and Compliance Order from the Environmental Protection Agency (the "EPA") seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act, Boilers and Industrial Furnace regulations. Warner-Lambert is contesting the allegations contained within the Complaint and has entered into negotiations with the EPA in an attempt to resolve these issues. Although it is too early to predict the outcome of this action, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

           Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. Warner-Lambert agreed to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million, to be paid in four equal installments of $3.775 million in February of 1996, 1997, 1998 and 1999, respectively. This settlement was denied approval by the U.S. District Court for the Northern District of Illinois because the settlement did not include injunctive relief. Warner-Lambert has agreed to an amendment of the original settlement agreement. This amendment provides for the same payments, namely $15.1 million, and obligates Warner-Lambert, among other things, not to refuse to discount its drugs to retail pharmacies solely based on their status as retailers. At present, Warner-Lambert cannot predict the outcome of the remaining federal lawsuits.

           The state cases pending in California have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts in Alabama, Minnesota and Wisconsin brought by classes of pharmacies, each arising from the same allegations of price discrimination. In addition, the Company is named in class action complaints filed in the states of Alabama, Arizona, Colorado, Maine, Michigan, Minnesota, New York, Washington and Wisconsin and in the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. These cases also arise from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of the remaining actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

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

           In addition, the Environmental Crimes Section of the Department is conducting an inquiry of Warner-Lambert and certain present and former employees, relating to historical compliance of the Vega Baja, Puerto Rico wastewater treatment facility with the Clean Water Act and the discharge permit issued to the facility. Warner-Lambert is cooperating fully with this inquiry and cannot predict its outcome at this time.

           Warner-Lambert is also involved in various administrative or judicial proceedings related to environmental actions initiated by the EPA under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year.

           Warner-Lambert Inc., a wholly-owned subsidiary of Warner-Lambert, has been named as a defendant in class actions filed in Puerto Rico Superior Court by current and former employees from the Vega Baja, Carolina and Fajardo plants, as well as Kelly Services temporary employees assigned to those plants. The lawsuits seek monetary relief for alleged violations of local statutes and decrees relating to meal period payments, minimum wage, overtime and vacation pay. Warner-Lambert believes that these actions are without merit and will defend these actions vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect these lawsuits to have a material adverse effect on the Company's financial position, liquidity, cash flow or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a)  The Annual Meeting of Shareholders of Warner-
Lambert was held on April 23, 1996.

           (b) Proxies for such meeting were solicited pursuant to the definitive Proxy Statement of Warner-Lambert relating to the Annual Meeting of Shareholders held on April 23, 1996, which was filed with the Securities and Exchange Commission via EDGARLINK software on March 7, 1996.

           (c) The following describes the matters voted upon at such meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter. Except with respect to Item (ii), there were no broker non-votes.

           (i)  Election of Directors:

                                                Number of Shares
                          Number of Shares       Withheld From
    Nominee                  Voted For             Voting For
- --------------------      ----------------      ----------------
Robert N. Burt              118,073,725             702,827

Donald C. Clark             118,069,147             707,405

Lodewijk J. R. de Vink      118,058,066             718,486

John A. Georges             118,054,271             722,281

Melvin R. Goodes            117,990,388             786,164

William H. Gray III         117,975,705             800,847

William R. Howell           118,044,992             731,560

LaSalle D. Leffall, Jr.     118,066,910             709,642

Patricia Shontz Longe       118,070,069             706,483

Alex J. Mandl               118,071,540             705,012

Lawrence G. Rawl            118,012,900             763,652

Michael I. Sovern           118,044,120             732,432

Joseph D. Williams          117,937,473             839,079

           (ii)  Warner-Lambert Company 1996 Stock Plan:

  Number              Number      Number of Shares     Number
 of Shares          of Shares        Abstaining        of Broker
 Voted For        Voted Against     From Voting        Non-Votes
- ----------        -------------     -----------        ---------
62,549,241         47,452,764         927,276          7,847,271


           (iii) Appointment of Independent Accountants for 1996:

                                                Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
     -----------             -------------         ----------
     118,282,416                235,733             258,403

           (iv)  Amendment to Warner-Lambert's Certificate of
Incorporation to increase the authorized shares of Common Stock to effect a two-for-one stock split:

                                                Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
     -----------             -------------         ----------
     116,211,262               1,954,961            610,329

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (10)   Material Contracts

                       (a)  Warner-Lambert Excess Savings Plan,
                            formerly Warner-Lambert Supplemental
                            Savings Plan, as amended to January 22,
                            1996.
                       (b)  Form of Stock Option Agreement,
                            effective as of February 27, 1996.

                (12)   Computation of Ratio of Earnings to Fixed
                       Charges.

                (27)   Financial Data Schedule (EDGAR filing only).


           (b)  Reports on Form 8-K
                -------------------

                A Current Report on Form 8-K, dated January 23, 1996, was filed with the Securities and Exchange Commission in connection with a proposal to effect a two-for-one stock split of Warner-Lambert's Common Stock, contingent upon stockholder approval of a proposed amendment to Warner-Lambert's Certificate of Incorporation to increase the authorized shares of Common Stock.

                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                                (Registrant)



Date: May 10, 1996               By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: May 10, 1996               By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit                    Page No.
- -----------                    -------                    --------
(10) (a)              Warner-Lambert Excess Savings
                      Plan, formerly Warner-Lambert
                      Supplemental Savings Plan, as
                      amended to January 22, 1996.

(10) (b)              Form of Stock Option Agreement,
                      effective as of February 27, 1996.

(12)                  Computation of Ratio of Earnings
                      to Fixed Charges.

(27)                  Financial Data Schedule (filed
                      electronically).