Form 10-Q
period 1996-06-30
WARNER LAMBERT CO
filed 1996-08-14
CIK 104669

FORM 10-Q

		      SECURITIES AND EXCHANGE COMMISSION

			    WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	    OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended June 30, 1996

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

		CLASS                  Outstanding at July 31, 1996
	  -----                    ----------------------------
     Common Stock, $1 par value            271,198,559*

     *Reflects a two-for-one stock split of the Registrant's
     Common Stock for stockholders of record as of May 3, 1996.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
					     June 30, 1996  December 31, 1995
					     -------------  -----------------
						    (Dollars in millions)
ASSETS:
  Cash and cash equivalents                      $   379.8      $  295.8
  Short-term investments                             321.6         267.4
  Receivables                                      1,277.4       1,239.5
  Inventories                                        671.7         645.7
  Prepaid expenses and other current assets          347.6         329.6
						 ---------      --------
	Total current assets                       2,998.1       2,778.0
  Investments and other assets                       594.3         654.3
  Equity investments in affiliated companies         271.8         257.5
  Property, plant and equipment                    2,001.0       2,006.3
  Intangible assets                                1,335.9         404.8
						 ---------      --------
	Total assets                             $ 7,201.1      $6,100.9
						 =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                               $   503.1      $  473.0
  Notes payable - banks and other                    410.4         421.6
  Accounts payable, trade                            499.0         523.8
  Accrued compensation                               151.7         166.3
  Other current liabilities                          667.3         671.2
  Federal, state and foreign income taxes            191.9         169.3
						 ---------      --------
	Total current liabilities                  2,423.4       2,425.2

  Long-term obligations                            1,528.7         634.5
  Other noncurrent liabilities                       727.6         740.4
  Minority interests                                  41.0          54.7
  Shareholders' equity:
     Preferred stock - none issued                       -           -
     Common stock issued - (1996 - 320,660,536
      shares, 1995 - 160,330,268 shares)             320.7         160.3
     Capital in excess of par value                  122.3         217.5
     Retained earnings                             3,299.7       3,042.9
     Cumulative translation adjustments             (250.4)       (216.3)
     Treasury stock, at cost: (1996 - 49,460,669
      shares; 1995 - 24,731,378 shares)           (1,011.9)       (958.3)
						 ---------      --------
	Total shareholders' equity                 2,480.4       2,246.1
						 ---------      --------
	Total liabilities and shareholders'
	   equity                                $ 7,201.1      $6,100.9
						 =========      ========
See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

					Three Months Ended     Six Months Ended
					     June 30,             June 30,
					------------------     -----------------
					  1996       1995       1996       1995
					  ----       ----       ----       ----

			    (Dollars in millions, except per share amounts)


NET SALES                            $1,791.2   $1,799.6   $3,620.4   $3,404.2

COSTS AND EXPENSES:

  Cost of goods sold                   572.0      611.6    1,161.6    1,143.9
  Marketing                            659.5      644.5    1,303.8    1,183.6
  Administrative and general           118.8      117.9      245.5      220.9
  Research and development             130.7      119.5      260.4      233.8
  Other(income)expense, net            (21.8)       (.5)     (71.8)       6.5
				    --------   --------   --------   --------
      Total costs and expenses       1,459.2    1,493.0    2,899.5    2,788.7
				    --------   --------   --------   --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                    332.0      306.6      720.9      615.5

Provision for income taxes              82.2       77.0      189.1      154.2

Minority interests                      36.5       28.6       69.0       58.9
				    --------   --------   --------   --------
NET INCOME                          $  213.3   $  201.0   $  462.8   $  402.4
				    ========   ========   ========   ========

PER COMMON SHARE:

	Net income                 $    .79   $    .75*  $   1.71   $   1.50*
				   ========   ========   ========   ========

	Cash dividends paid        $   .345   $   .325*  $    .69   $    .65*
				   ========   ========   ========   ========

Average number of common shares
 outstanding (thousands)            271,177    269,724*   271,193    269,501*


*Restated for two-for-one stock split as described in Note J.

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
							   Six Months
							 Ended June 30,
						       ------------------
							 1996       1995
						       ------------------
						      (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                          $ 462.8    $ 402.4
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     104.4       98.7
       Minority interests                                 69.0       58.9
       Gain on sale of business                          (75.2)         -
       Changes in assets and liabilities, net of
	effects from acquisitions/dispositions
	of businesses:
	   Receivables                                  (162.5)    (142.9)
	   Inventories                                   (52.8)     (99.7)
	   Accounts payable and accrued liabilities       86.5     (100.5)
	   Other, net                                    (26.5)     (57.0)
						       -------   -------
    Net cash provided by operating activities            405.7      159.9
						       -------    -------
INVESTING ACTIVITIES:
   Purchases of investments                             (211.5)    (202.5)
   Proceeds from sales of investments                    221.0      229.1
   Capital expenditures                                 (128.1)    (181.1)
   Acquisitions of businesses                                -      (34.3)
   Proceeds from disposition of business, net            137.4          -
   Other, net                                            (34.5)      21.8
						       -------    -------
    Net cash used by investing activities                (15.7)    (167.0)
						       -------    -------
FINANCING ACTIVITIES:
   Proceeds from borrowings                              777.5      804.6
   Principal payments on borrowings                     (781.7)    (542.0)
   Purchases of treasury stock                           (70.8)     (17.2)
   Cash dividends paid                                  (187.2)    (175.2)
   Distributions paid to minority interests              (75.8)     (35.1)
   Proceeds from exercise of stock options                36.4       31.8
						       -------    -------
    Net cash (used) provided by financing activities    (301.6)      66.9
						       -------    -------
Effect of exchange rate changes on cash
  and cash equivalents                                    (4.4)       (.6)
						       -------    -------
    Net increase in cash and cash equivalents             84.0       59.2
Cash and cash equivalents at beginning of year           295.8      217.9
						       -------    -------
Cash and cash equivalents at end of period             $ 379.8    $ 277.1
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

NOTE D: On June 30, 1996 Warner-Lambert Company purchased Glaxo Wellcome plc's U.S. and European interests in the Warner Wellcome over-the-counter joint venture operations. Purchase agreements for Glaxo Wellcome plc's interests in Canada, Mexico, Australia and New Zealand are expected to be completed in the third quarter of 1996. The purchase price for the entire transaction is anticipated to be $1.05 billion.

As of June 30, 1996 the completed portion of the transaction, approximately $925 million including estimated acquisition costs, has been classified as an intangible asset pending final allocation among the intangible asset categories and determination of related lives. Estimates of proforma results indicate that the acquisition did not have a material impact on consolidated earnings. The transaction was financed with commercial paper which has been classified as a long-term obligation due to the company's intent and ability to refinance on a long-term basis. The financing was consummated on July 1, 1996 and has been treated as a non-cash transaction in the accompanying consolidated statement of cash flows for the six months ended June 30, 1996.

NOTE E: Effective January 1, 1996 the company's international operations that previously reported financial results on a fiscal-year basis ending November 30 changed to a calendar-year basis ending December 31. The change was made primarily to reflect the results of these operations on a more timely basis. The results of operations for those subsidiaries for the month of December 1995 are included as a charge of $18.8 million against retained earnings.



NOTE F: Major classes of inventories were as follows:

					June 30, 1996    December 31, 1995
					-------------    -----------------
						 (In millions)

	Raw materials                     $106.6             $110.0
	Finishing supplies                  51.6               48.0
	Work in process                    102.5               89.1
	Finished goods                     411.0              398.6
					  ------             ------
					  $671.7             $645.7
					  ======             ======

NOTE G: Property, plant and equipment balances were as follows:

				     June 30, 1996        December 31, 1995
				     -------------        -----------------
						  (In millions)

      Property, plant and equipment    $ 3,463.3          $ 3,416.6
      Less accumulated depreciation     (1,462.3)          (1,410.3)
				       ---------          ---------
  Net                                  $ 2,001.0          $ 2,006.3
				       =========          =========

NOTE H: Intangible asset balances were as follows:

				      June 30, 1996       December 31, 1995
				     --------------       -----------------
						(In millions)
    Patents, trademarks,
    goodwill and other
    intangibles                        $1,422.8               $484.8
      Less accumulated amortization       (86.9)               (80.0)
				       --------               ------
   Net                                 $1,335.9               $404.8
				       ========               ======

The June 30 intangible asset balance includes $925 million related to the purchase of Glaxo Wellcome plc's interests in the Warner Wellcome joint venture operations discussed in Note D.

NOTE I: Included in Other (income) expense, net was interest expense of $31.2 and $33.0 for the second quarters of 1996 and 1995, respectively. Interest expense for the first six months of 1996 and 1995 was $60.4 and $62.2, respectively.

NOTE J: On April 23, 1996 the stockholders approved an increase in the number of authorized shares of common stock from 300 million to 500 million in order to effectuate a two-for-one stock split. The additional shares were distributed on May 17, 1996 to stockholders of record on May 3, 1996. Par value remained at $1.00 per share. The stock split was recorded by increasing Common stock issued and reducing Capital in excess of par value by $160.3 million. The average number of common shares outstanding and all per share information have been restated to reflect the stock split.

NOTE K: In March 1996, Warner-Lambert sold Warner Chilcott Laboratories, its generic pharmaceutical business. Net proceeds were approximately $137.4 million. The sale resulted in a pretax gain of $75.2 million, which is included in Other (income) expense, net for the six months ended June 30, 1996. On an after tax basis, the gain was $45.7 million or $.17 per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1995
- ------------------------------------------

NET SALES
- ---------
Sales for the second quarter of 1996 of $1,791 million were virtually equal to last year's sales. For the first six months of 1996 sales rose 6 percent to $3,620 million. Excluding the impact of the divestitures of the company's PRO toothbrush and Warner Chilcott generic pharmaceutical businesses, sales increased 2 percent and 8 percent for the second quarter and six-month period, respectively. Unit volume growth, excluding the divestitures, was 3 percent for the second quarter and 8 percent for the six months and price increases were 3 percent for each period. Foreign exchange rate changes had an unfavorable impact of 4 percent for the second quarter and 3 percent on the six-month sales results. Sales of ZANTAC 75, an OTC version of Glaxo Wellcome's prescription drug ZANTAC, are not reflected in the company's reported sales since the company uses the equity method of accounting for the joint venture that markets this product (see below). If these sales had been consolidated, sales would have increased an additional 5 percent in the second quarter and 3 percent in the six-month period.

U.S. sales increased $8 million or 1 percent to $775 million for the second quarter and $113 million or 8 percent to $1,558 million for the first six months of 1996. Adjusted for the Warner Chilcott divestiture, U.S. sales increased 6 percent and 12 percent, respectively. If sales of ZANTAC 75 were included, U.S. sales would have increased an additional 12 percent and 6 percent, respectively. International sales decreased $17 million or 2 percent to $1,016 million for the second quarter and increased $103 million or 5 percent to $2,062 million for the first six months of 1996. At constant exchange rates, international sales increased 6 percent and 10 percent, respectively.

Effective January 1, 1996 the company's international operations changed their reporting period from a fiscal-year basis ending November 30 to a calendar-year basis ending December 31. (See Note E.) All references to the six-month period include the calendar six-month period ended June 30, 1996 and the fiscal six-month period ended May 31, 1995 for international operations. Similarly, all references to the second quarter include the calendar three-month period ended June 30, 1996 and the fiscal three-month period ended May 31, 1995 for international operations



SEGMENT SALES     Three Months Ended June 30,  Six Months Ended June 30,
     (Dollars in      ---------------------------  -------------------------
      Millions)                           Percent
					 Increase/                   Percent
			1996     1995   (Decrease)   1996     1995  Increase
			----     ----    ---------   ----     ----  --------
     Pharmaceutical   $  617   $  637       (3)%    $1,276   $1,220     5 %

     Consumer Health
	Care             708      703        1       1,409    1,318     7

     Confectionery       466      460        1         935      866     8
			----     ----                 ----     ----
	 Consolidated
	Net Sales     $1,791   $1,800        0 %    $3,620   $3,404     6 %
		      ======   ======               ======   ======

Pharmaceutical sales in the U.S. decreased 9 percent to $279 million for the second quarter and increased 3 percent to $602 million for the six-month period. In March Warner-Lambert sold its Warner Chilcott generic pharmaceutical business. (See Note K.) Sales of this business for the twelve months of 1995 were approximately $125 million. Excluding the impact of the Warner Chilcott divestiture, sales increased 2 percent and 13 percent for the second quarter and six-month period, respectively. In the second quarter of 1995 sales benefited from inventory stocking by customers in anticipation of a price increase, leading to a difficult comparison in 1996. Products with significant sales growth in 1996 included the add-on epilepsy therapy NEURONTIN, the anticonvulsant DILANTIN, the oral contraceptive LOESTRIN, the cardiovascular drug ACCUPRIL and CAPSUGEL empty hard-gelatin capsules.

Warner-Lambert submitted a New Drug Application (NDA) in July 1996 to the U.S. Food and Drug Administration (FDA) for troglitazone, its new drug therapy for non-insulin dependent diabetes mellitus.

The company entered into a ten-year marketing agreement with Pfizer Inc. to co-promote the cholesterol-lowering agent atorvastatin in the U.S. and on a broad basis in the international marketplace. The terms of the agreement call for milestone payments, some of which are being made this year, as well as a sharing of promotional expenses and the cost of long-term research and development studies. Pfizer will receive a portion of the profits based on the drug achieving and then exceeding certain sales targets. An NDA for atorvastatin was submitted to the FDA and a number of international regulatory agencies in June 1996.

International pharmaceutical sales increased 3 percent to $338 million for the second quarter and 6 percent to $674 million for the six-month period. At constant exchange rates, international sales increased 10 percent and 9 percent, respectively. Major contributors to international sales growth for both reporting periods were ACCUPRIL and NEURONTIN


Consumer health care segment sales reflect the January 1996 reclassifi-cation of HALLS cough tablets to the confectionery segment in both 1996 and 1995. Consumer health care product sales in the U.S. increased 9 percent to $358 million for the second quarter and 12 percent to $688 million for the six-month period. Sales growth of 3 percent and 4 percent, respectively are attributable to sales of COOL MINT LISTERINE toothpaste, which was introduced in August 1995. Other products contributing to U.S. sales growth in both the second quarter and the first six months of 1996 included LISTERINE Antiseptic mouthwash, SUDAFED cold medication and the company's wet-shaving products. In addition, if sales of ZANTAC 75 were included, U.S. sales would have increased an additional 27 percent and 15 percent, respectively. International sales decreased 7 percent to $350 million for the second quarter but increased 2 percent to $721 million for the six-month period. At constant exchange rates, international sales were up slightly for the second quarter and increased 6 percent for the six-month period.

In December 1993 Warner-Lambert signed separate agreements with both Wellcome plc (Wellcome) and Glaxo plc (Glaxo) governing the establishment of joint ventures in various countries to develop and market a broad range of nonprescription consumer health care products. Glaxo acquired Wellcome in 1995 and changed the name of the combined company to Glaxo Wellcome plc.

Warner-Lambert's agreement with Wellcome called for both companies to contribute to the Warner Wellcome joint venture operations current and future over-the-counter (OTC) products. Joint venture operations formed pursuant to a global principles agreement began in 1994 in the U.S., Canada, Australia, New Zealand and certain countries in Europe. Warner-Lambert has consolidated the financial results of the Warner Wellcome joint venture operations.

On June 30, 1996 the company purchased Glaxo Wellcome's U.S. and European interests in the Warner Wellcome joint venture operations. Purchase agreements for Glaxo Wellcome's interests in Canada, Mexico, Australia and New Zealand are expected to be completed in the third quarter of 1996. The purchase price for the entire transaction is anticipated to be $1.05 billion.

In 1993 Warner-Lambert and Glaxo formed a joint venture in the U.S. (referred to as Glaxo Warner-Lambert) to develop, seek approval of and market OTC versions of Glaxo prescription drugs in the U.S. On June 30, 1996 the Glaxo Warner-Lambert joint venture was restructured so that in addition to developing and marketing OTC versions of Glaxo prescription drugs, it will also develop and market Wellcome's OTC switch products, including ZOVIRAX cold sore cream. Effectively, Warner-Lambert will no longer record sales of ZOVIRAX in its consolidated sales since the company uses the equity method of accounting for the Glaxo Warner-Lambert joint venture. Warner-Lambert recorded sales of ZOVIRAX of approximately $28 million during the last six months of 1995. Due to the substantial marketing expenses that will be incurred with the U.S. launch of ZANTAC 75 the company anticipates recording a loss from the joint venture in 1996.


Confectionery sales in 1996 and 1995 reflect the reclassification of HALLS from the consumer health care segment. Confectionery sales in the U.S. increased 5 percent to $138 million in the second quarter and increased 8 percent to $268 million for the six-month period. Products with U.S. sales growth for both reporting periods included HALLS, TRIDENT sugarless chewing gum, BUBBLICIOUS bubble gum and BURST gums (benefiting from the introduction of FRUIT*A*BURST in August 1995). International sales for the second quarter of $328 million remained unchanged from the prior-year quarter, but increased 8 percent to $667 million for the six-month period. At constant exchange rates, international sales increased 8 percent and 16 percent, respectively. The decline in the value of foreign currencies, particularly the Mexican peso and the Japanese yen, adversely impacted this segment's sales by $51 million for the first six months of 1996. Products with strong international sales growth for both reporting periods included HALLS, CHICLETS candy-coated gum, DENTYNE chewing gum and CERTS breath mints.

COSTS AND EXPENSES
- ------------------
Cost of goods sold in the second quarter fell 6 percent compared with the second quarter of 1995 and rose 2 percent in the first six months of 1996 compared with the first six months of 1995. As a percentage of net sales, cost of goods sold fell to 31.9% in the second quarter from 34.0% in the second quarter of 1995 and to 32.1% for the first six months of 1996 from 33.6% in the same period one year ago. The ratios improved in each of the company's segments in both the second quarter and the six-month period, with the most notable improvement in the pharmaceutical segment. This segment's ratio significantly improved in the U.S. due to the absence of the Warner Chilcott business and a favorable product mix.

Marketing expense in the second quarter of 1996 increased 2 percent with increased spending in the pharmaceutical and confectionery segments partially offset by lower spending in the U.S. consumer health care business. As a percentage of net sales, marketing expense increased to 36.8% compared with 35.8% for the same quarter last year. Marketing expense for the first six months of 1996 increased 10 percent, with spending increases in each segment. Pharmaceutical segment spending increased primarily in the U.S. due to higher sales incentives and increased advertising and promotion to support NEURONTIN, ACCUPRIL and LOESTRIN. In the confectionery segment spending increased throughout the world. In the consumer health care segment spending increased worldwide to support the company's wet-shaving products and in the U.S. primarily to support COOLMINT LISTERINE toothpaste. As a percentage of net sales, marketing expense for the first six months of 1996 increased to 36.0% compared with 34.8% for the same time period last year.

Administrative and general expense in the second quarter and first six months of 1996 increased 1 percent and 11 percent, respectively. A major component of the increase for the six-month period was higher pension expense, primarily resulting from a lower discount rate. As a percentage of net sales, administrative and general expense in the second quarter of both 1996 and 1995 was 6.6%, while for the six-month period the ratio was 6.8% compared with 6.5% one year ago


Research and development expense in the second quarter and first six months of 1996 increased 9 percent and 11 percent, respectively, reflecting higher spending on Phase III clinical trials. As a percentage of net sales, research and development expense in the second quarter of 1996 was 7.3% compared with 6.6% in the prior-year quarter, and for the six-month period the ratio was 7.2% versus 6.9% one year ago.

Other(income) expense, net in the second quarter of 1996 included the receipt of an initial milestone payment of $25 million related to the co-promotion agreement with Pfizer. Other(income) expense, net for the first six months of 1996 also included a gain of $75 million on the sale of the Warner Chilcott business.

INCOME TAXES
- ------------
			       Three Months          Six Months
			      Ended June 30,       Ended June 30,
			      1996     1995        1996     1995
			      ----     ----        ----     ----
Effective tax rate:
  As reported                 24.8%    25.1%       26.2%    25.1%
  After minority interests    27.8%    27.7%       29.0%    27.7%


The increase in the company's effective tax rates on a reported basis and after minority interests in the first six months of 1996 compared with the same period in 1995 were due to the 39.4 percent effective tax rate on the gain on the sale of Warner Chilcott and the expiration of the research and development tax credit for the 1996 period.

NET INCOME
- ----------
Net income for the second quarter and first six months of 1996 increased 6 percent and 15 percent, respectively. Earnings per share for the second quarter and first six months of 1996 increased 5 percent and 14 percent, respectively.

RESTRUCTURING
- -------------
In 1993 and 1991, the company recorded net restructuring charges of $525 million and $544 million. The company had reserve balances related to these programs of $187 million at June 30, 1996. The company is unaware of any event that would significantly change spending or anticipated savings with respect to the 1993 and 1991 restructuring actions.


LIQUIDITY AND FINANCIAL CONDITION
- ---------------------------------
Cash and cash equivalents amounted to $380 million at June 30, 1996, an increase of $84 million from December 31, 1995. The company also holds $472 million in short-term investments and other nonequity securities (included in investments and other assets) that do not qualify as cash equivalents, representing a decrease of $21 million since December 31, 1995. Net debt (total debt less cash and cash equivalents, short-term investments and other nonequity securities) of $1,591 million at June 30, 1996 increased by $850 million from December 31, 1995, reflecting the amounts borrowed to complete the Glaxo Wellcome transaction. This increase in leverage resulted in a ratings downgrade by both Standard and Poor's Corporation (AA to AA-) and Moody's Investor Services (Aa3 to
A1). Management is confident that the company's cash flow will be adequate to repay this financing without requiring the disposition of any significant strategic core business or asset and still allow the company to continue to pay dividends and maintain its ongoing commitment to research and development, marketing and capital expenditures.

Capital expenditures for the first six months of 1996 fell $53 million from the same period one year ago due to the timing of project expenditures. Planned capital expenditures for 1996 are estimated to be $450 million. These expenditures include the consolidation and upgrading of manufacturing facilities in connection with the company's restructuring plans announced in 1993 and 1991, plant expansions and improvements.
























All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. ZANTAC, ZANTAC 75 and ZOVIRAX are registered trademarks of Glaxo Wellcome or its affiliates.



		PART II - OTHER INFORMATION
		---------------------------

Item 1.     Legal Proceedings
	    -----------------

	   In 1993, Warner-Lambert received a Complaint and Compliance Order from the Environmental Protection Agency (the "EPA") seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act, Boilers and Industrial Furnace regulations. Warner-Lambert is contesting the allegations contained within the Complaint and has entered into negotiations with the EPA in an attempt to resolve these issues. Although it is too early to predict the outcome of this action, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. Warner-Lambert agreed to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million, to be paid in four equal installments of $3.775 million in February of 1996, 1997, 1998 and 1999, respectively. This settlement was denied approval by the U.S. District Court for the Northern District of Illinois because the settlement did not include injunctive relief. Thereafter, Warner-Lambert agreed to an amendment of the original settlement agreement, which provides for the same payments, namely $15.1 million, and obligates Warner-Lambert, among other things, not to refuse to discount its drugs to retail pharmacies solely based on their status as retailers and to provide retail pharmacies the opportunity to negotiate and earn discounts comparable to those given to managed care entities if they can demonstrate an ability to affect market share in the same or similar manner that such managed care entities can. This amended settlement was recently approved by the Court. The amended settlement has been appealed by three groups of plantiff-class members and such appeal is pending. At present, Warner-Lambert cannot predict the outcome of the remaining federal lawsuits.



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

	   Warner-Lambert has been served with a subpoena by the Federal Trade Commission which is conducting an investigation to determine whether Warner-Lambert and twenty-one other pharmaceutical manufacturers have engaged in concerted activities to raise the prices of pharmaceutical products in the United States. Warner-Lambert is cooperating with this investigation and cannot at present predict its outcome.

	   In 1994, Warner-Lambert received a civil enforcement action letter and draft complaint from the Department of Justice (the "Department") alleging violation of the Clean Water Act with regard to the operation of the wastewater treatment plant at its Vega Baja, Puerto Rico facility. Warner-Lambert is negotiating a resolution of this matter with the Department and is continuing to work with the Environmental Protection Agency, Region II, to maintain the facility's compliance with the Clean Water Act. The Company cannot predict the outcome of this matter at this time.

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




Item 6. Exhibits and Reports on Form 8-K
	   --------------------------------

	   (a)     Exhibits
		   --------
		   (12)    Computation of Ratio of Earnings to Fixed
			  Charges.

		   (27)   Financial Data Schedule (EDGAR filing only).


	   (b)     Reports on Form 8-K
		  -------------------

A Current Report on Form 8-K, dated April 23, 1996, was filed with the Securities and Exchange
Commission during the quarter ended June 30, 1996, in connection with a two-for-one stock split of Warner-Lambert's Common Stock, following stockholder approval of an amendment to Warner-
Lambert's Certificate of Incorporation to increase the authorized shares of Common Stock.




		       S I G N A T U R E S
		       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




						WARNER-LAMBERT COMPANY
						    (Registrant)



Date: August 12, 1996                   By:  Ernest J. Larini
					     ----------------
					     Vice President and
					     Chief Financial Officer
					     (Principal Financial Officer)




Date: August 12, 1996                   By:  Joseph E. Lynch
					     ---------------
					     Vice President and Controller
					     (Principal Accounting Officer)



			EXHIBIT INDEX
			-------------


Exhibit No.                    Exhibit                    Page No.
- -----------                    -------                    --------
 (12)                 Computation of Ratio of Earnings
		      to Fixed Charges.

 (27)                 Financial Data Schedule (filed
		      electronically).