Form 10-Q
period 1996-09-30
WARNER LAMBERT CO
filed 1996-11-13
CIK 104669

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended September 30, 1996

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

          YES   X                NO
               ---                   ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     CLASS                         Outstanding at October 31, 1996
     -----                         -------------------------------
     Common Stock, $1 par value              271,248,009 *

     *Reflects a two-for-one stock split of the Registrant's
      Common Stock for stockholders of record as of May 3, 1996.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                        September 30, 1996  December 31, 1995
                                        ------------------  -----------------
                                                  (Dollars in millions)
ASSETS:
  Cash and cash equivalents                      $   437.7      $  295.8
  Short-term investments                             199.3         267.4
  Receivables                                      1,347.8       1,239.5
  Inventories                                        668.8         645.7
  Prepaid expenses and other current assets          372.9         329.6
                                                 ---------      --------
        Total current assets                       3,026.5       2,778.0

  Investments and other assets                       536.4         654.3
  Equity investments in affiliated companies         293.5         257.5
  Property, plant and equipment                    2,056.2       2,006.3
  Intangible assets                                1,463.9         404.8
                                                 ---------      --------
        Total assets                             $ 7,376.5      $6,100.9
                                                 =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                               $   448.5      $  473.0
  Notes payable - banks and other                    427.2         421.6
  Accounts payable, trade                            531.2         523.8
  Accrued compensation                               191.7         166.3
  Other current liabilities                          597.3         671.2
  Federal, state and foreign income taxes            210.2         169.3
                                                 ---------      --------
        Total current liabilities                  2,406.1       2,425.2

  Long-term obligations                            1,713.3         634.5
  Other noncurrent liabilities                       745.1         740.4
  Minority interests                                  12.5          54.7
  Shareholders' equity:
     Preferred stock - none issued                       -           -
     Common stock issued - (1996 - 320,660,536
      shares, 1995 - 160,330,268 shares)             320.7         160.3
     Capital in excess of par value                  106.4         217.5
     Retained earnings                             3,358.8       3,042.9
     Cumulative translation adjustments             (253.3)       (216.3)
     Treasury stock, at cost: (1996 - 49,437,860
      shares; 1995 - 24,731,378 shares)           (1,033.1)       (958.3)
                                                 ---------      --------
        Total shareholders' equity                 2,499.5       2,246.1
                                                 ---------      --------
        Total liabilities and shareholders'
           equity                                $ 7,376.5      $6,100.9
                                                 =========      ========
See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30,        September 30,
                                  ------------------     -----------------
                                     1996       1995**     1996      1995**
                                     ----       ----       ----      ----

                            (Dollars in millions, except per share amounts)


NET SALES                        $1,768.0   $1,775.7   $5,388.4   $5,179.9

COSTS AND EXPENSES:

  Cost of goods sold                580.2      622.1    1,741.8    1,766.0
  Selling, general and
     administrative                 778.6      785.8    2,297.8    2,161.9
  Research and development          145.0      130.2      405.4      364.0
  Other(income)expense, net          49.2      (93.6)       7.5      (58.7)
                                 --------   --------   --------   --------
      Total costs and expenses    1,553.0    1,444.5    4,452.5    4,233.2
                                 --------   --------   --------   --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                 215.0      331.2      935.9      946.7

Provision for income taxes           62.3       82.0      251.4      236.2

Minority interests                      -       35.2       69.0       94.1
                                 --------   --------   --------   --------
NET INCOME                       $  152.7   $  214.0   $  615.5   $  616.4
                                 ========   ========   ========   ========

PER COMMON SHARE:

  Net income                     $    .56   $    .79*  $   2.27   $   2.29*
                                 ========   ========   ========   ========

  Cash dividends paid            $   .345   $   .325*  $  1.035   $   .975*
                                 ========   ========   ========   ========

Average number of common shares
 outstanding (thousands)          271,248    270,321*   271,214    269,770*


*Restated for two-for-one stock split as described in Note J.

**Restated (See Note M to the Consolidated Financial Statements).

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Nine Months
                                                      Ended September 30,
                                                       ------------------
                                                         1996       1995
                                                       ------------------
                                                      (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                        $   615.5   $  616.4
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     165.7      151.4
       Minority interests                                 69.0       94.1
       Gain on sale of businesses                        (75.2)    (117.0)
       Changes in assets and liabilities, net of
        effects from acquisitions/dispositions
        of businesses:
           Receivables                                  (248.1)    (166.8)
           Inventories                                   (49.7)     (86.9)
           Accounts payable and accrued liabilities       86.2     (117.1)
           Other, net                                     16.1        4.5
                                                     ---------   --------
    Net cash provided by operating activities            579.5      378.6
                                                     ---------   --------
INVESTING ACTIVITIES:
   Purchases of investments                             (216.3)    (364.8)
   Proceeds from sales of investments                    372.1      278.6
   Capital expenditures                                 (221.1)    (263.2)
   Acquisitions of businesses                         (1,058.9)     (34.3)
   Proceeds from disposition of business, net            137.4      136.1
   Other, net                                            (53.5)      19.9
                                                     ---------   --------
    Net cash used by investing activities             (1,040.3)    (227.7)
                                                     ---------   --------
FINANCING ACTIVITIES:
   Proceeds from borrowings                            2,159.5    1,073.1
   Principal payments on borrowings                   (1,115.9)    (885.1)
   Purchases of treasury stock                           (98.7)     (17.3)
   Cash dividends paid                                  (280.7)    (263.0)
   Distributions paid to minority interests             (103.2)     (60.8)
   Proceeds from exercise of stock options                48.2       46.2
                                                     ---------   --------
    Net cash provided (used) by financing activities     609.2     (106.9)
                                                     ---------   --------
Effect of exchange rate changes on cash
  and cash equivalents                                    (6.5)      (6.8)
                                                     ---------   --------
    Net increase in cash and cash equivalents            141.9       37.2
Cash and cash equivalents at beginning of year           295.8      217.9
                                                     ---------   --------
Cash and cash equivalents at end of period           $   437.7   $  255.1
                                                     =========   ========
See accompanying notes to consolidated financial statements


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

NOTE D: On June 30, 1996 Warner-Lambert Company purchased Glaxo Wellcome plc's U.S. and European interests in the Warner Wellcome over-the-counter joint venture operations. Purchase agreements for Glaxo Wellcome plc's interests in Canada, Australia, New Zealand and certain OTC assets in Mexico were completed during the third quarter of 1996.

          As of September 30, 1996 approximately $1.1 billion, including estimated acquisition costs, has been classified as an intangible asset pending final allocation among the intangible asset categories and determination of related lives.
          Estimates of proforma results indicate that the acquisition did not have a material impact on consolidated earnings. The transaction was financed with commercial paper which has been classified as a long-term obligation due to the company's intent and ability to refinance on a long-term basis.

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



NOTE F:   Major classes of inventories were as follows:

                                 September 30, 1996    December 31, 1995
                                 ------------------    -----------------
                                               (In millions)

          Raw materials                     $131.7             $110.0
          Finishing supplies                  54.3               48.0
          Work in process                    101.5               89.1
          Finished goods                     381.3              398.6
                                            ------             ------
                                            $668.8             $645.7
                                            ======             ======

NOTE G:   Property, plant and equipment balances were as follows:

                                 September 30, 1996    December 31, 1995
                                 ------------------    -----------------
                                             (In millions)

          Property, plant and equipment  $ 3,521.7          $ 3,416.6
          Less accumulated depreciation   (1,465.5)          (1,410.3)
                                         ---------          ---------
            Net                          $ 2,056.2          $ 2,006.3
                                         =========          =========

NOTE H:   Intangible asset balances were as follows:

                                  September 30, 1996   December 31, 1995
                                  ------------------   -----------------
                                             (In millions)
          Patents, trademarks,
             goodwill and other
             intangibles                  $1,563.2             $484.8
          Less accumulated amortization      (99.3)             (80.0)
                                          --------             ------
            Net                           $1,463.9             $404.8
                                          ========             ======

          The September 30 intangible asset balance includes $1.1 billion related to the purchase of Glaxo Wellcome plc's interests in the Warner Wellcome joint venture operations discussed in Note D.

NOTE I: Included in Other (income) expense, net was interest expense of $44.6 million and $31.3 million for the third quarters of 1996 and 1995, respectively. Interest expense for the first nine months of 1996 and 1995 was $105.0 million and $93.5 million, respectively.



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

NOTE K: In March 1996, Warner-Lambert sold Warner Chilcott Laboratories, its generic pharmaceutical business. Net proceeds were approximately $137.4 million. The sale resulted in a pretax gain of $75.2 million, which is included in Other (income) expense, net for the nine months ended September 30, 1996. On an after tax basis, the gain was $45.7 million or $.17 per share.

NOTE L: In the third quarter of 1995, the company sold its Pro toothbrush business, which manufactures and markets toothbrushes primarily in Latin America. Net proceeds were approximately $136.1 million resulting in a pre-tax gain of $117.0 million, which is included in Other (income)expense, net. On an after tax basis, the gain was $82.4 million or $.31 per share.

NOTE M: Commencing with the financial statements for the third quarter and the nine-month period, marketing expense and administrative and general expense categories have been combined in one line item - Selling, general and administrative. Additionally, intangible amortization and certain other expenses have been reported in Other (income) expense, net. Previously, these items were reported in administrative and general expense. Reclassifications have been made to the prior year financial statements to conform to the current presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1995
------------------------------------------

NET SALES
---------

Sales for the third quarter of 1996 of $1,768 million were virtually equal to last year's third quarter sales. For the first nine months of 1996 sales rose 4 percent to $5,388 million. Excluding the impact of the divestitures of the company's PRO toothbrush and Warner Chilcott generic pharmaceutical businesses and the change in the recording of sales of ZOVIRAX cold sore cream (see below), worldwide sales increased 3 percent and 6 percent for the third quarter and nine-month period, respectively. Unit volume growth, excluding the divestitures, was 5 percent for the third quarter and 7 percent for the nine months and price increases added 1 percent and 2 percent, respectively. Foreign exchange rate changes had an unfavorable impact of 3 percent for each period. Sales of ZANTAC 75, an OTC version of Glaxo Wellcome's prescription drug ZANTAC, are not reflected in the company's reported sales since the company uses the equity method of accounting for the joint venture that markets this product (see below). If these sales had been consolidated, sales would have increased an additional 2 percent in each period.


U.S. sales increased $5 million or 1 percent to $808 million for the third quarter and $118 million or 5 percent to $2,366 million for the first nine months of 1996. Adjusted for the Warner Chilcott divestiture, U.S. sales increased 5 percent and 9 percent, respectively. If sales of ZANTAC 75 were also included, U.S. sales would have increased an additional 4 percent and 6 percent, respectively. International sales decreased $13 million or 1 percent to $960 million for the third quarter and increased $91 million or 3 percent to $3,022 million for the first nine months of 1996. At constant exchange rates, international sales increased 5 percent and 9 percent, respectively.


Effective January 1, 1996 the company's international operations changed their reporting period from a fiscal-year basis ending November 30 to a calendar-year basis ending December 31. (See Note E.) All references to the nine-month period include the calendar nine-month period ended September 30, 1996 and the fiscal nine-month period ended August 31, 1995 for international operations. Similarly, all references to the third quarter include the calendar three-month period ended September 30, 1996 and the fiscal three-month period ended August 31, 1995 for international operations.



SEGMENT SALES        Three months ended            Nine months ended
                         September 30,                 September 30,
(Dollars in       ---------------------------   ------------------------
Millions)                            Percent
	                                    Increase/                    Percent
                        1996     1995   (Decrease)    1996     1995  Increase
                        ----     ----    ---------    ----     ----  --------
    Pharmaceutical    $  604   $  558        8%     $1,880   $1,778      6 %

    Consumer Health
        Care             691      731       (5)      2,101    2,049      3

    Confectionery        473      487       (3)      1,407    1,353      4
                        ----     ----                -----    -----
    Consolidated
      Net Sales       $1,768   $1,776        0 %    $5,388   $5,180      4 %
                      ======   ======               ======   ======

Pharmaceutical sales in the U.S. increased 16 percent to $290 million for the third quarter and increased 7 percent to $892 million for the nine-month period. In March 1996 Warner-Lambert sold its Warner Chilcott generic pharmaceutical business. (See Note K.) Sales of this business for the twelve months of 1995 were approximately $125 million. Excluding the impact of the Warner Chilcott divestiture, sales increased 32 percent and 18 percent for the third quarter and nine-month period, respectively. Products with significant sales growth for both reporting periods included the add-on epilepsy therapy NEURONTIN, the cardiovascular drug ACCUPRIL and the oral contraceptive LOESTRIN. The company received U.S. Food and Drug Administration (FDA) clearance to market the anticonvulsant treatment CEREBYX in August and the oral contraceptive ESTROSTEP in October.

The company entered into a ten-year marketing agreement with Pfizer Inc. to co-promote the cholesterol-lowering agent atorvastatin in the U.S. and on a broad basis in the international marketplace. The terms of the agreement call for milestone payments, some of which are being made this year, as well as a sharing of promotional expenses and the cost of long-term research and development studies. Pfizer will receive a portion of the profits based on the drug achieving and then exceeding certain sales targets. A New Drug Application (NDA) for atorvastatin was submitted to the FDA and a number of international regulatory agencies in June 1996.


Warner-Lambert submitted a NDA in July 1996 to the FDA for the diabetes drug troglitazone for non-insulin dependent diabetes mellitus patients inadequately controlled by insulin. In September, the company signed a letter of intent to establish a joint venture partnership in the U.S. with Sankyo Company, Ltd., from whom Warner-Lambert licensed the product for North America and other areas, and will enter an agreement with the joint venture to co-promote troglitazone and ACCUPRIL. Warner-Lambert also received rights to market or co-promote troglitazone in additional markets including Mexico, Central America, South America, Australia, New Zealand and the Philippines. In addition, Warner-Lambert will have the opportunity to co-promote in the United States Sankyo products that Sankyo intends to market in the U.S. through a co-promotion agreement. The joint venture is subject to the completion of final agreements which should be signed later this year.

International pharmaceutical sales increased 2 percent to $314 million for the third quarter and 5 percent to $988 million for the nine-month period. At constant exchange rates, international sales increased 8 percent and 9 percent, respectively. Major contributors to international sales growth for both reporting periods were ACCUPRIL and NEURONTIN.

Consumer health care segment sales reflect the January 1996 reclassifi-cation of HALLS cough tablets to the confectionery segment in both 1996 and 1995. Consumer health care product sales in the U.S. fell 5 percent to $362 million for the third quarter reflecting, in part, the launch of COOLMINT LISTERINE toothpaste in August 1995. For the nine-month period U.S. consumer health care sales rose 6 percent to $1,050 million primarily due to sales growth of LISTERINE Antiseptic mouthwash, NIX head lice medication, SUDAFED cold medication, COOLMINT LISTERINE toothpaste and the company's wet-shaving products. If sales of ZANTAC 75 were included, U.S. sales would have increased an additional 9 percent in the third quarter and 12 percent for the nine-month period. International sales decreased 6 percent to $329 million for the third quarter and 1 percent to $1,051 million for the nine-month period. At constant exchange rates, international sales were unchanged for the third quarter and increased 4 percent for the nine-month period. Warner-Lambert no longer reports ZOVIRAX sales in its consolidated sales since the company uses the equity method of accounting for the Glaxo Wellcome Warner-Lambert joint venture (see below). Adjusted for the PRO divestiture, lack of consolidating ZOVIRAX sales and the impact of exchange, international consumer health care sales increased 7 percent for both the third quarter and the nine-month period.

In December 1993 Warner-Lambert signed separate agreements with both Wellcome plc (Wellcome) and Glaxo plc (Glaxo) governing the establishment of joint ventures in various countries to develop and market a broad range of nonprescription consumer health care products. Glaxo acquired Wellcome in 1995 and changed the name of the combined company to Glaxo Wellcome plc.



Warner-Lambert's agreement with Wellcome called for both companies to contribute to the Warner Wellcome joint venture operations current and future over-the-counter (OTC) products. Joint venture operations formed pursuant to a global principles agreement began in 1994 in the U.S., Canada, Australia, New Zealand and certain countries in Europe. Warner-Lambert has consolidated the financial results of the Warner Wellcome joint venture operations. On June 30, 1996 the company purchased Glaxo Wellcome's U.S. and European interests in the Warner Wellcome joint venture operations. In September the company purchased Glaxo Wellcome's interest in the Warner Wellcome joint venture operations in Canada, Australia and New Zealand and certain OTC assets in Mexico, effectively ending this joint venture with Glaxo Wellcome. The purchase price for the entire transaction was approximately $1.1 billion.

In 1993 Warner-Lambert and Glaxo formed a joint venture in the U.S. (referred to as Glaxo Wellcome Warner-Lambert) to develop, seek approval of and market OTC versions of Glaxo prescription drugs in the U.S. On June 30, 1996 the Glaxo Wellcome Warner-Lambert joint venture was restructured so that in addition to developing and marketing OTC versions of Glaxo prescription drugs, it will also develop and market Wellcome's OTC switch products, including ZOVIRAX cold sore cream. With the restructuring of the Glaxo Wellcome Warner-Lambert joint venture, Warner-Lambert no longer records sales of ZOVIRAX in its consolidated sales since the company uses the equity method of accounting for the Glaxo Wellcome Warner-Lambert joint venture. Due to the substantial marketing expenses that were incurred with the U.S. launch of ZANTAC 75 the company has been incurring losses from the joint venture.

Confectionery sales in 1996 and 1995 reflect the reclassification of HALLS from the consumer health care segment. Confectionery sales in the U.S. fell 9 percent to $156 million in the third quarter but increased 1 percent to $424 million for the nine-month period. International sales for the third quarter increased 1 percent to $317 million from the prior-year quarter and 5 percent to $983 million for the nine-month period. At constant exchange rates, international sales increased 7 percent and 13 percent, respectively. The decline in the value of foreign currencies, particularly the Mexican peso and the Japanese yen, adversely impacted this segment's sales by $72 million for the first nine months of 1996. Products with strong international sales growth for both reporting periods included HALLS, CHICLETS candy-coated gum, DENTYNE chewing gum, TRIDENT sugarless chewing gum and CERTS breath mints.


COSTS AND EXPENSES
------------------
Cost of goods sold in the third quarter fell 7 percent compared with the third quarter of 1995 and 1 percent in the first nine months of 1996 compared with the first nine months of 1995. As a percentage of net sales, cost of goods sold fell to 32.8% in the third quarter from 35.0% in the third quarter of 1995 and to 32.3% for the first nine months of 1996 from 34.1% in the same period one year ago. The ratios improved in each of the company's segments in both the third quarter and the nine-month period, with the most notable improvement in the pharmaceutical segment. This segment's ratio significantly improved in the U.S. due to the absence of the Warner Chilcott business and a favorable product mix.

Commencing with the financial statements for the third quarter and the nine-month period, marketing expense and administrative and general expense categories have been combined in one line item - selling, general and administrative expense. Additionally, intangible amortization and certain other expenses have been reported in other (income)expense, net. Previously, these items were reported in administrative and general expense. Appropriate reclassifications have been made to the prior year financial statements to conform to the current presentation.

Selling, general and administrative expense in the third quarter of 1996 fell 1 percent with lower expenses in the consumer health care segment partially offset by higher expenses in the pharmaceutical segment. In the consumer health care segment lower expenses reflected the launch of COOLMINT LISTERINE toothpaste in the U.S. in the third quarter of 1995. Selling, general and administrative expense for the first nine months of 1996 increased 6 percent, with increased expenses in each segment. Pharmaceutical segment expenses increased primarily in the U.S. due to higher sales incentives and increased advertising and promotion to support NEURONTIN, ACCUPRIL and LOESTRIN. In the confectionery segment expenses increased primarily in the U.S. and South America. In the consumer health care segment expenses increased worldwide to support the company's wet-shaving products, partially offset by lower expenses in the U.S. for most other products. Additionally, for the third quarter and the first nine months of 1996 the company's pension expense increased, primarily resulting from a lower discount rate. As a percentage of net sales, selling, general and administrative expense for the quarter declined to 44.0% compared with 44.3% for the same quarter last year and for the first nine months of 1996 the ratio increased to 42.6% compared with 41.7% for the same time period last year.

Research and development expense in the third quarter and first nine months of 1996 increased 11 percent reflecting higher spending on Phase III clinical trials. As a percentage of net sales, research and development expense in the third quarter of 1996 was 8.2% compared with 7.3% in the prior-year quarter, and for the nine-month period the ratio was 7.5% versus 7.0% one year ago.


Other (income)expense, net in the third quarter of 1996 included an increase in intangible amortization of $9 million and net interest expense of $11 million primarily resulting from the Company's purchase of Glaxo Wellcome's interests in the Warner Wellcome joint venture operations. Other (income)expense, net in the third quarter of 1996 also included the receipt of a milestone payment of $20 million related to the co-promotion agreement with Pfizer. The third quarter of 1995 included a $117 million gain on the sale of the PRO toothbrush business. Other (income)expense, net for the first nine months of 1996 included a gain of $75 million on the sale of the Warner Chilcott business and the receipt of $45 million related to the co-promotion agreement with Pfizer.

INCOME TAXES                  Three Months          Nine Months
------------               Ended September 30,   Ended September 30,
                              1996     1995        1996     1995
                              ----     ----        ----     ----
Effective tax rate:
  As reported                 29.0%    24.7%       26.9%    24.9%
  After minority interests    29.0%    27.7%  	    29.0%    27.7%


The increase in the company's effective tax rates on a reported basis and after minority interests in the first nine months of 1996 compared with the same period in 1995 is primarily due to taxes associated with the gain on the sale of Warner Chilcott.

NET INCOME
----------
Net income and earnings per share for the third quarter 1996 increased 16 percent and 17 percent, respectively, over last year's third quarter, excluding a one-time gain of $117 million, or $82 million after tax, from the sale of the PRO toothbrush business in the third quarter of 1995. As reported, both net income and earnings per share for the third quarter of 1996 fell 29 percent from last year's third quarter. Net income and earnings per share for the first nine months of 1996 rose 7 percent to $570 million and 6 percent to $2.10, respectively, excluding the gain from the sale of the PRO toothbrush business and the gain of $75 million, or $46 million after tax, which resulted from the sale of Warner Chilcott in the first quarter of 1996. As reported net income was unchanged and earnings per share decreased 1 percent for the first nine months of 1996 as compared to the same period in the prior year.

RESTRUCTURING
-------------
In 1993 and 1991, the company recorded net restructuring charges of $525 million and $544 million, respectively. The company had reserve balances related to these programs of $179 million at September 30, 1996. The company is unaware of any event that would significantly change spending or anticipated savings with respect to the 1993 and 1991 restructuring actions.



LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Cash and cash equivalents amounted to $438 million at September 30, 1996, an increase of $142 million from December 31, 1995. The company also holds $325 million in short-term investments and other nonequity securities (included in investments and other assets) that do not qualify as cash equivalents, representing a decrease of $168 million since December 31, 1995. Net debt (total debt less cash and cash equivalents, short-term investments and other nonequity securities) of $1,827 million at September 30, 1996 increased by $1,086 million from December 31, 1995, reflecting the amounts borrowed to complete the Glaxo Wellcome transaction. This increase in leverage resulted in a ratings downgrade by both Standard and Poor's Corporation (AA to AA-) and Moody's Investor Services (Aa3 to A1). Management is confident that the company's cash flow will be adequate to repay this financing without requiring the disposition of any significant strategic core business or asset and still allow the company to continue to pay dividends and maintain its ongoing commitment to research and development, marketing and capital expenditures.

Capital expenditures for the first nine months of 1996 fell $42 million from the same period one year ago due to the timing of project expenditures. Capital expenditures for 1996 are estimated to be $400 million. These expenditures include the consolidation and upgrading of manufacturing facilities in connection with the company's restructuring plans announced in 1993 and 1991, plant expansions and improvements.










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

Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. Warner-Lambert agreed to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million, to be paid in four equal installments of $3.775 million in February of 1996, 1997, 1998 and 1999, respectively. This settlement was denied approval by the U.S. District Court for the Northern District of Illinois because the settlement did not include injunctive relief. Thereafter, Warner-Lambert agreed to an amendment of the original settlement agreement, which provides for the same payments, namely $15.1 million, and obligates Warner-Lambert, among other things, not to refuse to discount its drugs to retail pharmacies solely based on their status as retailers and to provide retail pharmacies the opportunity to negotiate and earn discounts comparable to those given to managed care entities if they can demonstrate an ability to affect market share in the same or similar manner that such managed care entities can. This amended settlement was recently approved by the Court. The amended settlement has been appealed by three groups of plantiff-class members and such appeal is pending. Certain other rulings of the judge presiding in this case have also been appealed. At present, Warner-Lambert cannot predict the outcome of the remaining federal lawsuits.




The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts in Alabama, Minnesota and Wisconsin brought by classes of pharmacies, each arising from the same allegations of price discrimination. In addition, the Company is named in class action complaints filed in the states of Alabama, Arizona, Colorado, Maine, Michigan, Minnesota, New York, Washington and Wisconsin and in the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. These cases also arise from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of the remaining actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

Warner-Lambert has been served with and has responded to a subpoena by the Federal Trade Commission which is conducting an investigation to determine whether Warner-Lambert and twenty-one other pharmaceutical manufacturers have engaged in concerted activities to raise the prices of pharmaceutical products in the United States. Warner-Lambert is cooperating with this investigation and cannot at present predict its outcome.

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

           (a)   Exhibits
                 --------

                 (12)   Computation of Ratio of Earnings to Fixed
                        Charges.

                 (27)   Financial Data Schedule (EDGAR filing only).


           (b)   Reports on Form 8-K
                 -------------------

                 A Current Report on Form 8-K, dated June 30, 1996, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1996, in connection with the Company's purchase of Glaxo Wellcome plc's U.S. and European interests in the Warner Wellcome over-the-counter joint venture operations and the restructuring of the Company's joint venture arrangements with Glaxo Wellcome to market Glaxo Wellcome's Rx to OTC switch products.




                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                          WARNER-LAMBERT COMPANY
                              (Registrant)



Date: November 11, 1996          By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: November 11, 1996          By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)



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