Form 10-K
period 1996-12-31
WARNER LAMBERT CO
filed 1997-03-20
CIK 104669

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

    [x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                                              OR
    [ ]                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                              THE SECURITIES EXCHANGE ACT OF 1934
                                         FOR THE TRANSITION PERIOD FROM             TO

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of Warner-Lambert Company as of February 21, 1997 was approximately $22.9 billion.

     The number of shares outstanding of the registrant's Common Stock as of February 21, 1997 was 271,597,188 shares, Common Stock, par value $1.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Warner-Lambert Company Annual Report to Shareholders for 1996 -- Part I, Part II and Part IV.

     Portions of the Proxy Statement for Annual Meeting of Stockholders of Warner-Lambert Company to be held April 22, 1997 -- Part III.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

     The term 'Warner-Lambert' or the 'Company' refers to Warner-Lambert Company, a Delaware corporation organized in that state in 1920, and its consolidated subsidiaries, unless otherwise indicated or unless the context otherwise requires.

     Industry Segments and Geographic Areas. Financial information by industry segment and geographic area for the years 1996, 1995 and 1994 is presented in the Warner-Lambert 1996 Annual Report to Shareholders as set forth below.

     The summary of Warner-Lambert's industry segments, geographic areas and related financial information, set forth in Note 19 to the consolidated financial statements on page 39 of the Warner-Lambert 1996 Annual Report, is incorporated herein by reference.

     All product names appearing in capitalized letters in this report on Form 10-K are registered trademarks of Warner-Lambert, its affiliates, related companies or licensors. ZANTAC, ZANTAC 75 and BECONASE are registered trademarks of Glaxo Wellcome plc ('Glaxo Wellcome'), its affiliates or related companies.

BUSINESS SEGMENTS

     A detailed description of Warner-Lambert's industry segments is as follows:

Pharmaceutical Products

     The principal products of Warner-Lambert in its Pharmaceutical Products segment are ethical pharmaceuticals, biologicals and capsules.

     Ethical Pharmaceuticals and Biologicals: Warner-Lambert manufactures and/or sells, in the United States and/or internationally, an extensive line of ethical pharmaceuticals and biologicals under trademarks and trade names such as PARKE-DAVIS and GOEDECKE. Among these products are analgesics (PONSTAN, PONSTEL, VALORON, VALORON-N, VEGANIN and VALTRAN), anesthetics (KETALAR), anthelmintics (VANQUIN), anticonvulsants (CELONTIN, CEREBYX, DILANTIN, ZARONTIN and NEURONTIN), anti-infectives (CHLOROMYCETIN, COLYMYCIN, DORYX, ERYC, MANDELAMINE and OMNICEF (cefdinir)), antivaricosities (HEPATHROMBIN), anti-viral agents (VIRA-A), bronchodilators (CHOLEDYL SA), cardiovascular products (NOVADRAL, DILZEM, ACCUPRIL, ACCUZIDE, NITROSTAT, PIMENOL and PROCANBID), cognition drugs for treatment of mild-to-moderate Alzheimer's disease (COGNEX), dermatologics (BEBEN), diabetes drugs for non-insulin dependent diabetes mellitus patients currently on insulin who are inadequately controlled by insulin (REZULIN), prescription hemorrhoidal preparations (ANUSOL HC), hemostatic agents (THROMBOSTAT), hormonal agents (PITRESSIN), lipid regulators (LIPITOR and LOPID), oral contraceptives (ESTROSTEP and LOESTRIN), oxytocics (PITOCIN), psychotherapeutic products (CETAL RETARD, DEMETRIN and NARDIL) and urinary analgesics (PYRIDIUM).

     The Company received U.S. Food and Drug Administration ('FDA') clearance to market the anticonvulsant treatment CEREBYX in August 1996, the oral contraceptive ESTROSTEP in October 1996 and the hormone replacement therapy FEMPATCH in December 1996.

     In December 1996 Warner-Lambert received FDA clearance to market the cholesterol-lowering agent LIPITOR (Warner-Lambert's trademark for atorvastatin) and began to ship the product in January 1997. The Company has also received marketing approval in Canada, the United Kingdom and Germany for the drug. Atorvastatin is marketed as LIPITOR in Canada and the United Kingdom and as SORTIS in Germany.

     Warner-Lambert received FDA clearance in January 1997 to market REZULIN (Warner-Lambert's trademark for troglitazone), a diabetes drug for non-insulin dependent diabetes mellitus patients currently on insulin who are inadequately controlled by insulin. The Company has licensed the product from Sankyo Company, Ltd. ('Sankyo') for North America and certain other areas, including

Central America, South America (except for Brazil and Venezuela where the Company will co-promote the product with an affiliate of Sankyo), Australia, New Zealand and the Philippines.

     Warner-Lambert's pharmaceutical products are promoted for the most part directly to health care professionals through personal solicitation of doctors and other professionals by sales representatives with scientific training, direct mail contact and advertising in professional journals. They are sold either directly or through wholesalers to government agencies, chain and independent retail pharmacies, hospitals, clinics, long-term care facilities, mail order houses and health maintenance organizations. Sales to managed care entities have become an increasingly large part of Warner-Lambert's domestic pharmaceutical sales. The Company estimates that more than 55% of pharmaceutical sales in the United States during 1996 were made to managed care entities (including government agencies and hospitals). For further discussion of Warner-Lambert's ethical products, see 'Item 1. Business -- Regulation' below.

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

     Other: In March 1996, Warner-Lambert sold Warner Chilcott Laboratories, its generic pharmaceutical business to Nale Laboratories plc. The decision to sell the generic drug business reflects the Company's intention to focus its resources more fully on its core pharmaceutical, consumer health care products and confectionery businesses.

Consumer Health Care Products

     The principal products of Warner-Lambert in its Consumer Health Care Products segment are over-the-counter health care products, shaving products and pet care products.

     Over-the-Counter Products: Warner-Lambert manufactures and/or sells, in the United States and/or internationally, an extensive line of over-the-counter pharmaceuticals and health care products under trade names such as Warner-Lambert Consumer Healthcare. Among these products are antacids (ROLAIDS, Extra Strength ROLAIDS and GELUSIL), dermatological products (LUBRIDERM, LUBRIDERM Body Bar, LUBRIDERM Loofa Bar, LUBRIDERM Seriously Sensitive, LUBRIDERM Moisture Recovery, ROSKEN SKIN REPAIR, CORN HUSKERS and LISTEREX), topical antibiotic ointments (NEOSPORIN and POLYSPORIN), cold and sinus preparations (SUDAFED, SINUTAB, SINUTAB NON-DRYING, SUDAFED NON-DRYING and ACTIFED), antihistamines and allergy products (ACTIFED Allergy, SUDAFED PLUS, BENADRYL, BENADRYL-D, BENADRYL Cold, BENADRYL CHEWABLES, BENADRYL Allergy/Sinus/ Headache and BENADRYL Dye-Free), hemorrhoidal preparations (ANUSOL, ANUSOL HC-1 and TUCKS), vaginal moisturizers (REPLENS), laxatives (AGORAL), cough syrups/suppressants (BENYLIN, BENYLIN-DM, BENYLIN DECONGESTANT, BENYLIN EXPECTORANT and BENYLIN PEDIATRIC), vitamins (MYADEC), antipruritic (CALADRYL, BENADRYL spray, cream, gel and stick and STINGOSE), rubbing alcohol (LAVACOL), hydrogen peroxide (PROXACOL), self-diagnostic early pregnancy test kits (e.p.t.'r'), oral antiseptics (LISTERINE, COOL MINT LISTERINE and FRESHBURST LISTERINE), mouthwash/dental rinses (LISTERMINT), toothpaste (COOLMINT LISTERINE), effervescent denture cleaning tablets and denture cleanser pastes (EFFERDENT, EFFERDENT PLUS and FRESH 'N BRITE), denture adhesives (EFFERGRIP), head lice treatments (NIX) and diaper rash preparations (BOROFAX).

     In December 1993, Warner-Lambert signed separate agreements with Wellcome plc ('Wellcome') and Glaxo plc ('Glaxo') governing the establishment of joint ventures in various countries to develop and market a broad range of nonprescription consumer health care products. Glaxo acquired Wellcome in 1995 and changed the name of the combined company to Glaxo Wellcome plc.

     Warner-Lambert's agreement with Wellcome called for both companies to contribute to the Warner Wellcome joint venture operations current and future over-the-counter ('OTC') products. Joint venture operations formed pursuant to a global principles agreement began in 1994 in the United

States, Canada, Australia, New Zealand and certain countries in Europe. On June 30, 1996 the Company purchased Glaxo Wellcome's U.S. and European interests in the Warner Wellcome joint venture operations. In the third quarter of 1996, the Company purchased Glaxo Wellcome's interest in the Warner Wellcome joint venture operations in Canada, Australia and New Zealand and certain OTC assets in Mexico, effectively ending this joint venture with Glaxo Wellcome. The purchase price for the entire transaction was approximately $1.1 billion.

     In 1993 Warner-Lambert and Glaxo formed a joint venture in the United States (referred to as the 'Glaxo Wellcome Warner-Lambert joint venture') to develop, seek approval of and market OTC versions of Glaxo prescription drugs in the United States. On June 30, 1996 the Glaxo Wellcome Warner-Lambert joint venture was restructured so that in addition to developing and marketing OTC versions of Glaxo prescription drugs, Glaxo Wellcome and Warner-Lambert will also develop and market certain Wellcome OTC switch products in the United States and in other major markets, including the United Kingdom.

     In April 1996 the Glaxo Wellcome Warner-Lambert joint venture in the United States began marketing ZANTAC 75, an OTC version of Glaxo Wellcome's prescription drug ZANTAC, for the treatment of episodic heartburn, acid indigestion and sour stomach. ZANTAC 75 has been marketed for OTC use in the United Kingdom by the Glaxo Wellcome Warner-Lambert joint venture as a treatment for these same symptoms. Glaxo Wellcome and Warner-Lambert have also been marketing in the United Kingdom an allergy nasal spray, BECONASE, an OTC version of Glaxo Wellcome's prescription drug.

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

Confectionery Products

     The principal products of Warner-Lambert in its Confectionery Products segment are chewing gums, breath mints and cough tablets.

     Warner-Lambert manufactures and/or sells, in the United States and/or internationally, a broad line of chewing gums, bubble gums, breath mints and cough tablets. Among these products are chewing gums (CHICLETS, CHICLETS TINY SIZE, CINN*A*BURST, MINT*A*BURST, FRUIT*A*BURST, CLORETS, DENTYNE, DENTYNE Sugarfree and TRIDENT) and bubble gums (BUBBLICIOUS and BUBBALOO). The breath mint line  includes  CERTS,  Sugarfree  CERTS, CERTS  Cool  Mint  Drops'tm'  and
CLORETS. The cough tablet line consists of HALLS, HALLS Juniors, HALLS-PLUS, Sugar Free HALLS and HALLS Vitamin C. The Company also sells throat drops (CELESTIAL SEASONINGS SOOTHERS). In addition, the Company sells several specialty candies and mints. The specialty candies and mints lines include a line of hard candies and mints that are sold under the SAILA and Koldt'tm' trademarks.

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

     International sales to unaffiliated customers in 1996 amounted to approximately 56% of the Company's worldwide sales. International sales do not include sales of products exported from the United States, which sales represent less than 1% of total U.S. sales. The seven largest markets with respect to the distribution of Warner-Lambert products sold outside the United States during 1996 were Japan, Germany, France, the United Kingdom, Canada, Italy and Brazil. Sales in these markets accounted for approximately 60% of Warner-Lambert's international sales, with no one country accounting for more than 14% of international sales.

     On January 1, 1996 the Company's international businesses changed their reporting period from a fiscal-year basis ending November 30 to a calendar-year basis ending December 31. See Note 1 to the consolidated financial statements on page 30 of the Warner-Lambert 1996 Annual Report, incorporated herein by reference.

     In accordance with customary market conditions, sales made outside the United States are generally made on longer terms of payment than would be customary in the United States. In addition, international operations are subject to certain risks inherent in carrying on business abroad, including possible nationalization, expropriation, price and exchange controls and other governmental action, as well as fluctuations in currency exchange rates. The likelihood of such occurrences varies from country to country and is not predictable. However, the Company believes that its geographic diversity minimizes exposure to currency fluctuations resulting in one or more foreign countries.

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

MATERIALS AND SUPPLIES

     Warner-Lambert's products, in general, are produced and packaged at its own facilities. Other than certain products manufactured by Glaxo Wellcome, certain pet products and certain other products, relatively few items are manufactured in whole or in part by outside suppliers. Raw materials and packaging supplies are purchased from a variety of outside suppliers. Although the Company, in an effort to achieve cost savings, is consolidating its sources of supply, the Company does not believe that the loss of any one source of such materials and supplies would have a material effect on the business of any of Warner-Lambert's industry segments. Warner-Lambert seeks to protect against fluctuating costs and to assure availability of raw materials and packaging supplies by, among other things, locating alternative sources of supply and, in some instances, making selective advance purchases.

TRADEMARKS AND PATENTS

     Warner-Lambert's major trademarks are protected by registration in the United States and other countries where its products are marketed. Warner-Lambert believes these trademarks are important to the marketing of the related products and acts to protect them from infringement. Warner-Lambert owns and/or licenses many patents and has many patent applications pending in the patent offices of the United States and other countries. Although a number of products and product lines have patent protection that is significant in the marketing of such products, the management of Warner-Lambert does not consider that any single patent or related group of patents is material to Warner-Lambert's business as a whole or any of its industry segments. Warner-Lambert anticipates, however, that patents on LIPITOR and REZULIN may, in the future, become material to Warner-Lambert's business as a whole.

RESEARCH AND DEVELOPMENT

     Warner-Lambert employs over 2,000 scientific and technical personnel in research and development activities at various research facilities located in the United States and in foreign countries. Warner-Lambert invested approximately $555 million in research and development in 1996, compared with $501 million in 1995 and $456 million in 1994. Approximately 84% of
Warner-Lambert's 1996 research and development spending was related to pharmaceutical products. Warner-Lambert believes research and development activities are essential to its business and intends to continue such activities.

EMPLOYEES

     At December 31, 1996, approximately 38,000 people were employed by Warner-Lambert throughout the world.

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

     In 1993, a consent decree with the FDA was entered into by Warner-Lambert and two of its principal officers, covering issues related to manufacturing and quality practices and procedures. The decree is a court-approved agreement that primarily requires Warner-Lambert to certify that laboratory and/or manufacturing facilities in the United States and Puerto Rico are in compliance with current Good Manufacturing Practices established by the FDA. Relevant facility and laboratory certifications have been obtained in all U.S. and Puerto Rico plants. The terms of the consent decree are applicable until at least August 1998.

     The  FDA's   Application   Integrity   Policy  ('AIP')   was   applied   to
Warner-Lambert's Fajardo and Vega Baja, Puerto Rico facilities in September 1992. The FDA has completed its review of the Vega Baja and Fajardo, Puerto Rico facilities and confirmed that these facilities are no longer subject to the AIP.

     In October 1996, the U.S. Congress enacted the Comprehensive Methamphetamine Control Act of 1996 (the 'Methamphetamine Control Act') which, when effective in October 1997, will bring certain of the Company's over-the-counter pharmaceutical products containing pseudoephedrine hydrochloride under the chemical control provisions of the Controlled Substances Act through the revocation of an exemption for listed chemicals contained in drugs lawfully marketed under the Federal Food, Drug and Cosmetic Act. The Methamphetamine Control Act, among other things, imposes new regulatory restrictions on persons handling such products including recordkeeping and reporting of certain transactions to the Drug Enforcement Administration. However, the Methamphetamine Control Act creates a 'safe harbor' for traditional retail outlets which sell pharmaceutical products in designated packaging containing limited amounts of pseudoephedrine almost exclusively for personal use to walk-in customers or in face-to-face direct sales. These retailers will not, in general, be subject to the recordkeeping and reporting requirements of the Methamphetamine Control Act. The Company is concerned that the restrictions of the Methamphetamine Control Act could induce certain pharmacies and other retail outlets which carry such products to keep such products 'behind the counter' or no longer to carry such products. Warner-Lambert believes that the Methamphetamine Control Act will not have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year.

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

     Warner-Lambert is involved in various administrative or judicial proceedings related to environmental actions initiated by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. For some of the sites, other parties (defined as potentially responsible parties) may be jointly and severally responsible, along with Warner-

Lambert, to pay remediation and other related expenses. For other sites, for example, those sites which Warner-Lambert currently owns or previously owned, Warner-Lambert may be the sole party responsible for clean-up costs. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year. Actions with respect to environmental programs and compliance result in operating expenses and capital expenditures. Warner-Lambert's capital expenditures with respect to environmental programs and compliance in 1996 were not, and in 1997 are not expected to be, material to the business of Warner-Lambert.

     For additional information relating to environmental matters, see 'Item 3. Legal Proceedings' and Note 18 to the consolidated financial statements on page 38 of the Warner-Lambert 1996 Annual Report, incorporated herein by reference.

ITEM 2. PROPERTIES.

     The executive offices of Warner-Lambert are located in Morris Plains, New Jersey. In the United States, including Puerto Rico, Warner-Lambert owns facilities aggregating approximately 6,947,000 square feet and leases facilities having an aggregate of approximately 293,000 square feet.

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

     Internationally, Warner-Lambert owns, leases or operates, through its subsidiaries or branches, 65 production facilities in 33 countries. Principal international manufacturing plants are located in Germany, Canada, Mexico, Japan, Ireland, France, Brazil, Colombia and Australia. Principal international research facilities are located in Germany, Japan, the United Kingdom and Canada.

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

     In 1993, Warner-Lambert received a Complaint and Compliance Order from the Environmental Protection Agency (the 'EPA') seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act, Boilers and Industrial Furnace regulations. Warner-Lambert is contesting the allegations contained within the Complaint and has entered into negotiations with the EPA in an attempt to resolve these issues. Although it is too early to predict the outcome of this action,

Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

     Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996 the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also provides injunctive relief which obligates Warner-Lambert, among other things, not to refuse to discount its drugs to retail pharmacies solely based on their status as retailers and to provide retail pharmacies the opportunity to negotiate and earn discounts comparable to those given to managed care entities if they can demonstrate an ability to affect market share in the same or similar manner that such managed care entities can. The settlement has been appealed by three groups of plaintiff-class members and such appeal is pending. Certain other rulings of the judge presiding in this case have also been appealed. At present, Warner-Lambert cannot predict the outcome of the remaining federal lawsuits.

     The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts in Alabama, Minnesota and Wisconsin brought by classes of pharmacies, each arising from the same allegations of price discrimination. In addition the Company is named in class action complaints filed in the states of Alabama, Arizona, Colorado, Florida, Kansas, Maine, Michigan, Minnesota, New York, Washington and Wisconsin and in the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. These cases also arise from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of the remaining actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

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

     In 1994, Warner-Lambert received a civil enforcement action letter and draft complaint from the Department of Justice (the 'Department') alleging violation of the Clean Water Act with regard to the operation of the wastewater treatment plant at its Vega Baja, Puerto Rico facility. Warner-Lambert is negotiating a resolution of this matter with the Department and cannot at present predict its outcome.

     In addition, the Environmental Crimes Section of the Department is conducting an inquiry of Warner-Lambert and certain present and former employees, relating to historical compliance of the Vega Baja, Puerto Rico wastewater treatment facility with the Clean Water Act and the discharge permit issued to the facility. Warner-Lambert is cooperating fully with this inquiry and cannot at present predict its outcome.

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

     In February 1997, Warner-Lambert, along with certain other pharmaceutical companies and certain other manufacturers of calcium containing products, was named as a defendant in separate lawsuits filed in the Superior Court of California, City and County of San Francisco by the Natural Resources Defense Council and the California Attorney General. The lawsuits seek monetary and injunctive relief for the alleged failure by the Company to warn consumers that certain products manufactured and sold by it (including ROLAIDS) contain unsafe levels of lead. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect them to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of Warner-Lambert as of March 1, 1997 is set forth below:

                                              POSITIONS AND                  PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                      AND EMPLOYMENT
              NAME                 AGE       WITH REGISTRANT                  DURING PAST 5 YEARS
---------------------------------  ---    ----------------------  --------------------------------------------
Melvin R. Goodes.................  61     Chairman of the Board   Chairman of the Board and Chief Executive
                                            and Chief Executive     Officer (since August 1991)
                                            Officer; Director
Lodewijk J. R. de Vink...........  52     President and Chief     President and Chief Operating Officer (since
                                            Operating Officer;      August 1991)
                                            Director
John F. Walsh....................  54     Executive Vice          Executive Vice President (since January
                                            President               1991); President, Consumer Healthcare
                                                                    Sector (since December 1994); President,
                                                                    Consumer Products Sector (January 1992 --
                                                                    December 1994)
Ernest J. Larini.................  54     Vice President and      Vice President and Chief Financial Officer
                                            Chief Financial         (since November 1992); Vice President,
                                            Officer                 Financial Administration (June 1992 --
                                                                    October 1992); Vice President and
                                                                    Controller (May 1990 -- May 1992)
J. Frank Lazo....................  49     Vice President          Vice President (since April 1990);
                                                                    President, Confectionery Sector (since
                                                                    December 1994); President, Latin
                                                                    America/Asia/ Australia/Middle East/Africa
                                                                    Group (January 1992 -- December 1994)
Anthony H. Wild, Ph.D. ..........  48     Vice President          Vice President (since September 1995);
                                                                    President, Pharmaceutical Sector (since
                                                                    May 1996); President, Parke-Davis, North
                                                                    America (February 1995 -- May 1996);
                                                                    President, Schering-Plough-Japan,
                                                                    Schering-Plough Corporation (August
                                                                    1989 -- February 1995)
John S. Craig....................  45     Vice President          Vice President (since January 1996);
                                                                    President, American Chicle Group (since
                                                                    July 1995); President and Chief Executive
                                                                    Officer, Lender's Bagel Bakery division of
                                                                    Kraft Foods, Inc. (September 1986 --
                                                                    February 1994)

                                                  (table continued on next page)

(table continued from previous page)

                                              POSITIONS AND                  PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                      AND EMPLOYMENT
              NAME                 AGE       WITH REGISTRANT                  DURING PAST 5 YEARS
---------------------------------  ---    ----------------------  --------------------------------------------
Ronald M. Cresswell, Ph.D. ......  62     Vice President          Vice President (since May 1988); Chairman,
                                                                    Parke-Davis Research (since November 1989)
Raymond M. Fino..................  54     Vice President          Vice President, Human Resources (since
                                                                    January 1985)
Philip M. Gross..................  55     Vice President          Vice President (since January 1990); Vice
                                                                    President, Strategic Management Processes
                                                                    (since January 1994); President, Novon
                                                                    Products Group (January 1990 -- January
                                                                    1994)
Gregory L. Johnson...............  50     Vice President and      Vice President and General Counsel (since
                                            General Counsel         October 1983)
Richard W. Keelty................  55     Vice President          Vice President (since January 1996); Vice
                                                                    President, Public Affairs, (since December
                                                                    1995); Vice President, Public Relations
                                                                    (November 1990 -- November 1995)
Joseph E. Lynch..................  45     Vice President and      Vice President and Controller (since June
                                            Controller              1995); Comptroller, American Home Products
                                                                    Corporation (March 1995 -- June 1995);
                                                                    Director, Corporate Accounting and
                                                                    Budgets, American Cyanamid Company (June
                                                                    1991 -- March 1995)
F. Phillip Milhomme..............  60     Vice President          Vice President (since January 1992);
                                                                    President, Confectionery Products,
                                                                    Europe/Middle East/Africa (since December
                                                                    1994); President, Consumer Products,
                                                                    Europe (January 1992 -- December 1994)
S. Morgan Morton.................  57     Vice President          Vice President (since January 1994);
                                                                    President, Warner Lambert Consumer
                                                                    Healthcare U.S.A. (since June 1996);
                                                                    President, Warner Wellcome Consumer
                                                                    Healthcare U.S.A. (December 1995 -- June
                                                                    1996); President, Shaving Products Group
                                                                    (September 1993 -- December 1995);
                                                                    President, Schick (January
                                                                    1992 -- September 1993)
Harold F. Oberkfell..............  50     Vice President          Vice President (since January 1992);
                                                                    President, Latin America/Asia Sector
                                                                    (since February 1995); President,
                                                                    Parke-Davis, North America (January
                                                                    1992 -- February 1995)
Maurice A. Renshaw...............  50     Vice President          Vice President (since January 1997);
                                                                    President, Parke-Davis, U.S. and Mexico
                                                                    (since August 1996); President,
                                                                    Warner-Lambert KK, Japan (December
                                                                    1989 -- August 1996)

                                                  (table continued on next page)

(table continued from previous page)

                                              POSITIONS AND                  PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                      AND EMPLOYMENT
              NAME                 AGE       WITH REGISTRANT                  DURING PAST 5 YEARS
---------------------------------  ---    ----------------------  --------------------------------------------
Joseph E. Smith..................  57     Vice President          Vice President (since January 1994);
                                                                    President, Shaving Products Group (since
                                                                    December 1995); Vice President, External
                                                                    Relations (January 1994 -- December 1995);
                                                                    Executive Vice President (January
                                                                    1991 -- January 1994); President,
                                                                    Pharmaceutical Sector (January
                                                                    1992 -- January 1994)
William S. Woodson...............  62     Vice President and      Vice President and Treasurer (since December
                                            Treasurer               1991)
Rae G. Paltiel...................  50     Secretary               Secretary (since February 1986)

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

     Mr. Lynch has been employed by Warner-Lambert since June 1995. Prior to that time and during his last three months with American Cyanamid Company, which was acquired by American Home Products Corporation in November 1994, Mr. Lynch performed certain functions of Comptroller at American Home Products Corporation from March 1995 to June 1995. American Home Products is a multinational health care and food products company with sales of approximately $9.0 billion in 1994. From April 1991 to March 1995, Mr. Lynch held the position of Director, Corporate Accounting and Budgets, American Cyanamid Company and from March 1988 to April 1991 he served as Controller of American Cyanamid's Latin America Group. Prior to being acquired by American Home Products Corporation, American Cyanamid Company was a multinational medical and agricultural products company with sales of approximately $4.2 billion in 1993.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's stock is traded is the New York Stock Exchange, but the stock is also listed and traded on the following domestic and international stock exchanges: Chicago, Pacific, London and Zurich. Shareholders of record totaled approximately 40,000 as of December 31, 1996. Cash dividends paid in 1996 totaled $374 million. A dividend of $.345 per share was paid in each quarter of 1996 for an annual total of $1.38 per share. After giving effect to the two-for-one stock split effective May 1996, this was a 6.2 percent increase over the prior year total of $1.30 per share, paid in four quarterly dividends of $.325 per share during 1995. The information set forth under the caption 'Market Prices of Common Stock and Dividends' on page 41 of the Warner-Lambert 1996 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption 'Five-Year Summary of Selected Financial Data' on page 26 of the Warner-Lambert 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption 'Management's Discussion and Analysis' on pages 42 through 47 of the Warner-Lambert 1996 Annual Report is incorporated herein by reference and should be read in conjunction with the consolidated financial statements and the notes thereto contained on pages 27 through 40 of the Warner-Lambert 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Warner-Lambert and its subsidiaries, listed in Item 14(a)1 and included in the Warner-Lambert 1996 Annual Report on pages 27 through 39, together with the report thereon of Price Waterhouse LLP dated January 27, 1997 on page 40 of the Warner-Lambert 1996 Annual Report, and quarterly financial information on page 41 of the Warner-Lambert 1996 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information relating to the Warner-Lambert Directors and nominees is incorporated herein by reference to pages 3 through 8 of the Warner-Lambert Proxy Statement for the Annual Meeting of Stockholders to be held on April 22, 1997. Information relating to executive officers of Warner-Lambert is set forth in Part I of this Form 10-K on pages 9 through 11. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the Proxy Statement, referred to above, at page 10 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation is contained in the Proxy Statement, referred to above in Item 10, at pages 13 through 23 and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Information relating to the beneficial ownership of more than five percent of Warner-Lambert's Common Stock is contained in the Proxy Statement, referred to above in Item 10, at page 10 and such information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. ALL FINANCIAL STATEMENTS

       The following items are included in Part II of this report through incorporation by reference to pages 27 through 40 of the Warner-Lambert 1996 Annual Report:

               Consolidated Statements of Income for each of the three years in the period ended December 31, 1996.

               Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1996.

               Consolidated Balance Sheets at December 31, 1996 and 1995.

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.

               Notes to Consolidated Financial Statements.

               Report of Independent Accountants.

    2. FINANCIAL STATEMENT SCHEDULE

       Included in Part IV of this report:

             Report of Independent Accountants on Financial Statement Schedule.

             Schedule II  -- Valuation and Qualifying Accounts.

      Schedules other than those listed above are omitted because they are either not applicable or the required information is included through incorporation by reference to pages 27 through 40 of the Warner-Lambert 1996 Annual Report.

    3. EXHIBITS

        (3) Articles of Incorporation and By-Laws.

          (a) Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 23, 1996 (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K, dated April 23, 1996).

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

       (10) Material contracts.

           (a)*   Warner-Lambert Company 1983 Stock Option Plan,  as amended to November 26, 1991  (Incorporated by  reference to Warner-Lambert's Form 10-K for the  fiscal year ended December 31, 1991 (File
                  No. 1-3608)).
           (b)*   Warner-Lambert Company 1987 Stock Option Plan,  as amended to November 26, 1991  (Incorporated by  reference to Warner-Lambert's Form 10-K for the  fiscal year ended December 31, 1991 (File
                  No. 1-3608)).
           (c)*   Warner-Lambert Company  1989 Stock  Plan, as  amended to  November 26,  1991 (Incorporated  by reference  to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991 (File No.
                  1-3608)).
           (d)*   Warner-Lambert Company 1992 Stock Plan, as amended to November 1, 1996.

           (e)*   Warner-Lambert Company 1996 Stock Plan, as amended to November 1, 1996.
           (f)*   Warner-Lambert  Company  Incentive  Compensation  Plan,  as  amended  to  September  27,  1994
                  (Incorporated  by reference to Warner-Lambert's Quarterly Report  on Form 10-Q for the quarter ended September 30, 1994).
           (g)*   Warner-Lambert Company  Supplemental Pension  Income Plan,  as amended  to November  28,  1995
                  (Incorporated  by reference to Warner-Lambert's  Form 10-K for the  fiscal year ended December
                  31, 1995).
           (h)*   Group  Plan   Participation  by   Non-employee  Directors   (Incorporated  by   reference   to
                  Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-3608)).
           (i)*   Warner-Lambert Company Directors' Retirement Plan, as amended to June 1, 1995 (Incorporated by reference  to Warner-Lambert's Quarterly  Report on Form  10-Q for the  quarter ended June 30,
                  1995).
           (j)*   Warner-Lambert Excess  Savings Plan,  formerly Warner-Lambert  Supplemental Savings  Plan,  as amended  to January 1, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 1996).
           (k)*   Warner-Lambert  Company  Executive  Severance   Plan,  as  amended   to  September  27,   1994
                  (Incorporated  by reference to Warner-Lambert's Quarterly Report  on Form 10-Q for the quarter ended September 30, 1994).
           (l)*   Restricted Stock Plan for Directors of Warner-Lambert Company, as amended to January 28,  1992
                  (Incorporated  by reference to Warner-Lambert's  Form 10-K for the  fiscal year ended December
                  31, 1991 (File No. 1-3608)).
           (m)*   Employment Agreement dated  September 24, 1985  between Warner-Lambert Company  and Melvin  R.
                  Goodes,  Chairman of  the Board  and Chief  Executive Officer,  as amended  to August  1, 1991
                  (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form 10-Q for the  quarter ended September 30, 1991 (File No. 1-3608)).
           (n)*   Employment  Agreement  effective  as of  August  1,  1991 between  Warner-Lambert  Company and
                  Lodewijk J. R. de Vink,  President and Chief Operating  Officer (Incorporated by reference  to
                  Warner-Lambert's  Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File
                  No. 1-3608)).

      (12) Computation of Ratio of Earnings to Fixed Charges.

      (13) Copy of the Warner-Lambert Company Annual Report for the year ended December 31, 1996. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.

      (21) Subsidiaries of the registrant.

      (23) Consent of Independent Accountants.

      (27) Financial Data Schedule (EDGAR filing only).

------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b) REPORTS ON FORM 8-K

     None.

     Warner-Lambert will furnish to any holder of its securities, upon request and at a reasonable cost, copies of the Exhibits listed in Item 14.

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of WARNER-LAMBERT COMPANY

     Our audits of the consolidated financial statements referred to in our report dated January 27, 1997 appearing on page 40 of the 1996 Annual Report to Shareholders of Warner-Lambert Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

4 Headquarters Plaza North
Morristown, New Jersey
January 27, 1997

                                                                     SCHEDULE II

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                   ADDITIONS
                                                                     BALANCE AT    CHARGED TO                  BALANCE
                                                                     BEGINNING     COSTS AND                   AT END
                           DESCRIPTION                                OF YEAR       EXPENSES     DEDUCTIONS    OF YEAR
------------------------------------------------------------------   ----------    ----------    ----------    -------
                                                                                   (DOLLARS IN MILLIONS)

Year ended December 31, 1996:
     Allowance for doubtful accounts..............................     $ 20.7        $ 22.3        $  6.4       $36.6
     Allowance for deferred tax assets (a)........................       37.0          -              8.2        28.8
                                                                     ----------    ----------    ----------    -------
                                                                       $ 57.7        $ 22.3        $ 14.6       $65.4
                                                                     ----------    ----------    ----------    -------
 Year ended December 31, 1995:
     Allowance for doubtful accounts..............................     $ 21.8        $  4.3        $  5.4       $20.7
     Allowance for deferred tax assets (b)........................       44.6          -              7.6        37.0
                                                                     ----------    ----------    ----------    -------
                                                                       $ 66.4        $  4.3        $ 13.0       $57.7
                                                                     ----------    ----------    ----------    -------
Year ended December 31, 1994:
     Allowance for doubtful accounts..............................     $ 20.5        $  4.4        $  3.1       $21.8
     Allowance for deferred tax assets (c)........................       61.9          14.9          32.2        44.6
                                                                     ----------    ----------    ----------    -------
                                                                       $ 82.4        $ 19.3        $ 35.3       $66.4
                                                                     ----------    ----------    ----------    -------

------------

 (a) In 1996, the decrease in valuation allowances of $8.2 primarily reflected the impact of European deferred tax assets related to restructuring reserve activity (see Notes 3 and 14 to the consolidated financial statements).

 (b) Deductions  in  1995  were  due  to  improved  profitability  in   European
     operations which resulted in the realization of some deferred tax assets associated with the 1991 restructuring.

 (c) Additions in 1994 primarily represented valuation allowances for foreign capital loss carryforwards. Deductions in 1994 were primarily due to improved profitability in European operations which resulted in realization of some of the deferred tax assets associated with the 1991 restructuring.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WARNER-LAMBERT COMPANY
                                               Registrant

Dated as of March 20, 1997              By             /s/ MELVIN R. GOODES
                                              ......................................
                                                           Melvin R. Goodes
                                                        Chairman of the Board
                                                    and Chief Executive Officer

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

      /s/ JOSEPH E. LYNCH
By    ................................................
                      Joseph E. Lynch
               Vice President and Controller
               (Principal Accounting Officer)
                                                        March 20, 1997

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

      /s/ JOHN A. GEORGES
By    ................................................
                 John A. Georges, Director

      /s/ WILLIAM H. GRAY III
By    ................................................
               William H. Gray III, Director

      /s/ WILLIAM R. HOWELL
By    ................................................
                William R. Howell, Director

      /s/ LASALLE D. LEFFALL, JR.
By    ................................................
          LaSalle D. Leffall, Jr., M.D., Director

      /s/ PATRICIA SHONTZ LONGE
By    ................................................
           Patricia Shontz Longe, Ph.D., Director       March 20, 1997

      /s/ ALEX J. MANDL
By    ................................................
                  Alex J. Mandl, Director

      /s/ LAWRENCE G. RAWL
By    ................................................
                 Lawrence G. Rawl, Director

      /s/ MICHAEL I. SOVERN
By    ................................................
                Michael I. Sovern, Director

      /s/ JOSEPH D. WILLIAMS
By    ................................................
                Joseph D. Williams, Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------

  (3)     Articles of Incorporation and By-Laws.
          (a)   Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to  April 23, 1996 (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K, dated
                April 23, 1996).
          (b)   By-Laws of Warner-Lambert Company,  as amended to  October 25, 1988  (Incorporated by reference  to
                Warner-Lambert's  Quarterly Report on Form 10-Q for the  quarter ended September 30, 1988 (File No.
                1-3608)).
  (4)     Instruments defining the rights of security holders, including indentures.
          (a)   Rights Agreement,  dated  as  of  June  28,  1988,  and  amended  as  of  June  27,  1989,  between
                Warner-Lambert  Company and First Chicago Trust Company  of New York, as Rights Agent (Incorporated
                by reference  to Warner-Lambert's  Registration Statement  on Form  8-A, dated  June 28,  1988,  as amended by Form 8, dated July 5, 1989 (File No. 1-3608)).
          (b)   Warner-Lambert  agrees to furnish to  the Commission, upon request, a  copy of each instrument with respect to  issues  of long-term  debt  of Warner-Lambert.  The  principal amount  of  debt  issues authorized under each such instrument does not exceed 10% of the total assets of Warner-Lambert.
 (10)     Material contracts.
          (a)   Warner-Lambert  Company 1983 Stock  Option Plan, as  amended to November  26, 1991 (Incorporated by reference to Warner-Lambert's  Form 10-K  for the  fiscal year ended  December 31,  1991 (File  No.
                1-3608)).
          (b)   Warner-Lambert  Company 1987 Stock  Option Plan, as  amended to November  26, 1991 (Incorporated by reference to Warner-Lambert's  Form 10-K  for the  fiscal year ended  December 31,  1991 (File  No.
                1-3608)).
          (c)   Warner-Lambert  Company 1989 Stock Plan, as amended to November 26, 1991 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-3608)).
          (d)   Warner-Lambert Company 1992 Stock Plan, as amended to November 1, 1996.
          (e)   Warner-Lambert Company 1996 Stock Plan, as amended to November 1, 1996.
          (f)   Warner-Lambert Company Incentive Compensation Plan, as amended to September 27, 1994  (Incorporated by  reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1994).
          (g)   Warner-Lambert  Company  Supplemental  Pension  Income  Plan,  as  amended  to  November  28,  1995
                (Incorporated  by reference to  Warner-Lambert's Form 10-K  for the fiscal  year ended December 31,
                1995).
          (h)   Group Plan Participation by Non-employee  Directors (Incorporated by reference to  Warner-Lambert's
                Form 10-K for the fiscal year ended December 31, 1991
                (File No. 1-3608)).
          (i)   Warner-Lambert  Company Directors'  Retirement Plan,  as amended to  June 1,  1995 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
          (j)   Warner-Lambert Excess Savings Plan, formerly  Warner-Lambert Supplemental Savings Plan, as  amended to January 1, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for
                the quarter ended March 31, 1996).
          (k)   Warner-Lambert  Company Executive Severance Plan, as amended to September 27, 1994 (Incorporated by reference to Warner-Lambert's Quarterly  Report on Form  10-Q for the  quarter ended September  30,
                1994).
          (l)   Restricted  Stock Plan  for Directors  of Warner-Lambert  Company, as  amended to  January 28, 1992
                (Incorporated by reference to  Warner-Lambert's Form 10-K  for the fiscal  year ended December  31,
                1991 (File No. 1-3608)).
          (m)   Employment  Agreement dated September 24, 1985 between Warner-Lambert Company and Melvin R. Goodes,
                Chairman of the Board and  Chief Executive Officer, as amended  to August 1, 1991 (Incorporated  by reference  to Warner-Lambert's Quarterly  Report on Form  10-Q for the  quarter ended September 30,
                1991 (File No. 1-3608)).
          (n)   Employment Agreement effective as of August 1, 1991 between Warner-Lambert Company and Lodewijk  J.
                R.  de Vink, President and  Chief Operating Officer (Incorporated  by reference to Warner-Lambert's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 1-3608)).
 (12)     Computation of Ratio of Earnings to Fixed Charges.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------

 (13)     Copy of the Warner-Lambert Company Annual Report for the year ended December 31, 1996. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.
 (21)     Subsidiaries of the registrant.
 (23)     Consent of Independent Accountants.
 (27)     Financial Data Schedule (EDGAR filing only).


                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as..............'tm'
The registered trademark symbol shall be expressed as...'r'