Form 10-Q
period 1997-03-31
WARNER LAMBERT CO
filed 1997-05-13
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1997

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


          YES   X           NO
               ---              ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at April 30, 1997
          -----                    -----------------------------

Common Stock, $1 par value                   271,370,733



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                  March 31,  December 31,
                                                    1997        1996
                                                  ---------  ------------
                                                   (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $   416.3     $   390.8
  Short-term investments                               32.1         101.5
  Receivables                                       1,344.7       1,303.9
  Inventories                                         654.2         647.0
  Prepaid expenses and other current assets           378.2         341.6
                                                  ---------     ---------
        Total current assets                        2,825.5       2,784.8

  Investments and other assets                        496.6         496.6
  Equity investments in affiliated companies          268.3         292.1
  Property, plant and equipment                     2,148.3       2,168.0
  Intangible assets                                 1,417.3       1,455.8
                                                  ---------     ---------
        Total assets                              $ 7,156.0     $ 7,197.3
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                                $   171.2     $   172.8
  Notes payable - banks and other                     394.9         406.4
  Accounts payable, trade                             546.6         613.0
  Accrued compensation                                159.0         170.3
  Other current liabilities                           721.7         614.6
  Federal, state and foreign income taxes             143.2         159.8
                                                  ---------     ---------
        Total current liabilities                   2,136.6       2,136.9

  Long-term debt                                    1,717.1       1,720.5
  Other noncurrent liabilities                        742.5         758.9

  Shareholders' equity:
     Preferred stock - none issued                      -             -
     Common stock - 320,660,536 shares issued         320.7         320.7
     Capital in excess of par value                   145.0         125.8
     Retained earnings                              3,537.2       3,436.2
     Cumulative translation adjustments              (320.2)       (236.2)
     Treasury stock, at cost:  (1997 - 49,388,388
      shares; 1996 - 49,456,251 shares)            (1,122.9)     (1,065.5)
                                                  ---------     ---------
        Total shareholders' equity                  2,559.8       2,581.0
                                                  ---------     ---------
        Total liabilities and shareholders'
           equity                                 $ 7,156.0     $ 7,197.3
                                                  =========     =========

See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months
                                                Ended March 31,
                                               -----------------
                                               1997         1996
                                               ----         ----

                                        (Dollars in millions, except
                                             per share amounts)


NET SALES                                  $1,777.4     $1,829.2

COSTS AND EXPENSES:

  Cost of goods sold                          549.2        589.6
  Selling, general and administrative         762.2        755.9
  Research and development                    133.9        129.7
  Other expense (income), net                  40.5        (34.9)
                                           --------     --------
      Total costs and expenses              1,485.8      1,440.3
                                           --------     --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                           291.6        388.9

Provision for income taxes                     87.5        106.9

Minority interests                               -          32.5
                                           --------     --------
NET INCOME                                 $  204.1     $  249.5
                                           ========     ========

PER COMMON SHARE:

	 Net income                               $    .75     $    .92
                                           ========     ========

  Cash dividends paid                      $    .38     $   .345
                                           ========     ========

Average number of common shares
 outstanding (thousands)                    271,310      271,178



See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                       -------------------
                                                          1997        1996
                                                       -------     -------
                                                      (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                          $ 204.1     $ 249.5
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                      62.7        51.5
       Minority interests                                   -         32.5
       Gain on sale of business                             -        (75.2)
       Changes in assets and liabilities, net of
        effects from disposition of business:
           Receivables                                   (77.8)     (140.2)
           Inventories                                   (23.5)      (12.0)
           Accounts payable and
            accrued liabilities                           25.3        59.5
       Other, net                                         (9.5)      (47.5)
                                                       -------     -------
       Net cash provided by operating activities         181.3       118.1
                                                       -------     -------
INVESTING ACTIVITIES:
   Purchases of investments                               (5.9)     (112.1)
   Proceeds from maturities/sales of investments          69.5       154.0
   Capital expenditures                                  (53.6)      (59.6)
   Proceeds from disposition of business                    -        142.4
   Other, net                                             (7.2)       (5.6)
                                                       -------     -------
       Net cash provided by investing activities           2.8       119.1
                                                       -------     -------
FINANCING ACTIVITIES:
   Proceeds from borrowings                              510.6       328.9
   Principal payments on borrowings                     (509.5)     (263.2)
   Purchases of treasury stock                           (70.8)      (51.3)
   Cash dividends paid                                  (103.1)      (93.6)
   Distributions paid to minority interests                 -        (28.4)
   Proceeds from stock option exercises                   26.6        20.7
                                                       -------     -------
       Net cash used by financing activities            (146.2)      (86.9)
                                                       -------     -------
Effect of exchange rate changes on cash
  and cash equivalents                                   (12.4)       (2.4)
                                                       -------     -------
       Net increase in cash and cash equivalents          25.5       147.9
Cash and cash equivalents at beginning of year           390.8       295.8
                                                       -------     -------
Cash and cash equivalents at end of period             $ 416.3     $ 443.7
                                                       =======     =======

See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE A: The interim financial statements presented herein should be read in conjunction with Warner-Lambert Company's 1996 Annual Report.

NOTE B: The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE C: In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been included in the consolidated financial statements.

NOTE D: Certain reclassifications have been made to the March 31, 1996 financial statements to conform with current year presentation. Marketing expense and administrative and general expense categories have been combined in one line item - Selling, general and administrative in the accompanying Consolidated Statements of Income. Also, intangible amortization and certain other expenses have been reported in Other expense (income), net. Previously, these items were reported in administrative and general expense.

NOTE E: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) which requires dual presentation of basic and diluted EPS. The company will adopt this Statement effective December 31, 1997. At March 31, 1997 no pro forma EPS disclosures are provided as diluted EPS does not significantly vary from basic EPS.

NOTE F:   Major classes of inventories were as follows:

                                        March 31, 1997    December 31, 1996
                                        --------------    -----------------
                                                   (In millions)

          Raw materials                      $134.6              $130.9
          Finishing supplies                   52.6                52.0
          Work in process                      70.1                69.2
          Finished goods                      396.9               394.9
                                             ------              ------
                                             $654.2              $647.0
                                             ======              ======




NOTE G:   Property, plant and equipment balances were as follows:

                                        March 31, 1997    December 31, 1996
                                        --------------    -----------------
                                                   (In millions)

          Property, plant and equipment   $ 3,619.0          $ 3,657.6
          Less accumulated depreciation    (1,470.7)          (1,489.6)
                                          ---------          ---------
             Net                          $ 2,148.3          $ 2,168.0
                                          =========          =========

NOTE H:   Intangible asset balances were as follows:


                                        March 31, 1997    December 31, 1996
                                        --------------    -----------------
                                                   (In millions)

          Goodwill                         $  985.7           $1,001.6
          Trademarks and other
             intangibles                      547.3              564.1
          Less accumulated amortization      (115.7)            (109.9)
                                           --------           --------
             Net                           $1,417.3           $1,455.8
                                           ========           ========

NOTE I: Included in Other expense (income), net was interest expense of $39.2 million and $29.2 million for the first quarters of 1997 and 1996, respectively.

NOTE J: In 1996, Warner-Lambert purchased Glaxo Wellcome plc's minority interest in the Warner Wellcome joint venture operations. The transaction was completed in the second half of the year. Total consideration for the acquisition including estimated acquisition costs was approximately $1.1 billion.

NOTE K: In March 1996, Warner-Lambert sold Warner Chilcott Laboratories, its generic pharmaceutical business. The sale resulted in a pretax gain of $75.2 million, which is included in Other expense (income), net. On an after tax basis, the gain was $45.7 million or $.17 per share.






ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER ENDED MARCH 31, 1997
-----------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1996
------------------------------------------

NET SALES
---------

Sales for the first quarter of 1997 of $1,777 million were 3 percent below 1996 first quarter sales. Sales increased 1 percent, adjusting for the unfavorable impact of foreign exchange rate changes of 3 percent and excluding the impact of the 1996 divestiture of the Warner Chilcott generic pharmaceutical business of 1 percent. Unit volume, excluding the divestiture, was virtually unchanged and price increases added 1 percent. Sales of the Glaxo Wellcome Warner-Lambert joint venture, including the heartburn medication, ZANTAC 75, are not reflected in reported sales results since the joint venture is accounted for on an equity basis. If these sales had been consolidated, sales would have increased an additional 2 percent.

U.S. sales increased $35 million or 4 percent to $818 million. Adjusted for the Warner Chilcott divestiture, U.S. sales increased 7 percent. If sales of ZANTAC 75 were included, U.S. sales would have increased an additional 3 percent. International sales fell $87 million or 8 percent to $959 million. At constant exchange rates, international sales were 3 percent below the same period last year.


SEGMENT SALES                     Three Months Ended March 31,
                                 ------------------------------
                                                        Percent
                                                       Increase/
   (Dollars in Millions)           1997       1996    (Decrease)
                                 ------     ------     --------
   Pharmaceutical                $  686     $  659         4 %

   Consumer Health Care             662        701        (6)

   Confectionery                    429        469        (9)
                                -------     ------
   Consolidated Net Sales        $1,777     $1,829        (3)%
                                =======     ======



Pharmaceutical sales in the U.S. increased 13 percent to $367 million in the first quarter of 1997. Excluding the impact of the Warner Chilcott divestiture, sales increased 19 percent. The sales increase is primarily attributable to the successful launches of the cholesterol-lowering agent LIPITOR and the type II diabetes drug REZULIN. The company believes that these two products have the potential to eventually reach $1 billion in worldwide sales. During the quarter the company also launched the estrophasic oral contraceptive ESTROSTEP and experienced continued sales growth of the add-on epilepsy therapy NEURONTIN. International pharmaceutical sales declined 5 percent to $319 million, but at constant exchange rates sales increased 2 percent. During the quarter the company began selling LIPITOR in the United Kingdom and in Canada, and in Germany, labeled as SORTIS.

Consumer health care product sales in the U.S. fell 1 percent to $326 million in the first quarter of 1997. If sales of ZANTAC 75 were included, the sales comparison would have been positively impacted by 8 percent. International sales fell 9 percent to $336 million, or 4 percent at constant exchange rates. With the mid-1996 revision of the Glaxo Wellcome Warner-Lambert joint venture, sales of ZOVIRAX cold sore cream are no longer recorded in the company's consolidated sales. If international sales of the Glaxo Wellcome Warner-Lambert joint venture were consolidated, the decline in international sales would have been positively impacted by 4 percent. The company incurred a loss from this joint venture in the first quarter of 1997. International sales of the company's TETRA pet care products business fell 20 percent to $33 million, or 11 percent at constant exchange rates. Over two-thirds of this decline is attributable to Japan, where sales fell due to market weakness and the decrease in the value of the yen.

Confectionery sales in the U.S. fell 3 percent to $125 million in the first quarter of 1997. International sales were $304 million, a decrease of 11 percent, or 7 percent at constant exchange rates. Approximately two-thirds of the international sales decline is attributable to Japan, where sales fell due to intense competition, market weakness and the decrease in the value of the yen.

COSTS AND EXPENSES
------------------
Cost of goods sold fell 7 percent compared with the first quarter of 1996. As a percentage of net sales, cost of goods sold fell to 30.9% from 32.2% in 1996. The decline in the ratio was attributable to productivity improvement and a favorable product mix in the consumer health care segment throughout the world and in the pharmaceutical segment in international locations.



Selling, general and administrative expense in the first quarter of 1997 increased 1 percent compared with the first quarter of 1996. Management expects that the annual percentage increase in total company expenses will be greater than that recorded in the first quarter. Pharmaceutical segment expenses significantly increased to support new product introductions. Expenses fell in the consumer health care and confectionery segments due to the timing of certain advertising and promotional activities. As a percentage of net sales, selling, general and administrative expense for the quarter increased to 42.9% compared with 41.3% for the same quarter last year.

Research and development expense increased 3 percent in the first quarter of 1997. As a percentage of net sales, research and development expense was 7.5% in the first quarter of 1997 compared with 7.1% in the first quarter of 1996. For 1997 the company plans to invest $640 million in research and development, a projected increase of 15 percent compared with 1996.

Other expense (income), net in the first quarter of 1997 included increases in intangible amortization of $9 million and net interest expense of $14 million primarily resulting from the company's purchase of Glaxo Wellcome's interests in the Warner Wellcome joint venture operations in mid-1996. Other expense (income), net in the first quarter of 1996 included a gain on the sale of the Warner Chilcott business of $75 million partially offset by a $15 million provision for certain legal matters.

INCOME TAXES
------------
                                 Three months ended March 31,
                                 ----------------------------
                                    1997              1996
                                    ----              ----
Effective tax rate:
  As reported                       30.0%             27.5%
  After minority interests          30.0%             30.0%

The increase in the company's tax rate on a reported basis of 2.5 percentage points reflects the absence of minority interests in 1997. The company's effective tax rate after minority interests of 30% for the first quarter was unchanged compared to the same period in 1996.



NET INCOME
----------
Net income and earnings per share for the first quarter of 1997 decreased 18 percent. Adjusting 1996 for the gain on the sale of the Warner Chilcott business and provisions for certain legal matters, earnings per share decreased 5 percent. Based on current planning assumptions, the company expects to report annual earnings per share of at least $3.10 in 1997, 7 percent above the reported 1996 figure.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Selected data:
                                   March 31,       December 31,
                                     1997             1996
                                    ------           ------
Net debt (in millions)              $1,731           $1,712
Net debt to net capital(equity
     and net debt)                      40%              40%

Cash and cash equivalents were $416 million at March 31, 1997, an increase of $25 million from December 31, 1996. The company also held $136 million in nonequity securities, included in short-term investments and investments and other assets, that management views as cash equivalents, representing a decrease of $61 million from December 31, 1996. Net debt (total debt less cash and cash equivalents and other nonequity securities) increased $19 million from December 31, 1996.

Cash provided by operating activities for the first quarter of 1997 of $181 million was more than sufficient to fund capital expenditures of $54 million and pay dividends of $103 million.

All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. ZANTAC 75 and ZOVIRAX are registered trademarks of Glaxo Wellcome, its affiliates, related companies or licensors.



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

Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also provides injunctive relief which obligates Warner-Lambert, among other things, not to refuse to discount its drugs to retail pharmacies solely based on their status as retailers and to provide retail pharmacies the opportunity to negotiate and earn discounts comparable to those given to managed care entities if they can demonstrate an ability to affect market share in the same or similar manner that such managed care entities can. The settlement has been appealed by three groups of plaintiff-class members and such appeal is pending. Certain other rulings of the judge presiding in this case have also been appealed. While these appeals are pending in the U.S. Court of Appeals for the Seventh Circuit, in April, 1997, a new purported class action was brought by the plaintiff-class members who had previously settled their class action conspiracy lawsuit. These plaintiffs are seeking injunctive relief which would require Warner-Lambert to grant discounts to retail pharmacies. At present, Warner-Lambert cannot predict the outcome of the remaining federal lawsuits.




The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts in Alabama, Minnesota and Wisconsin brought by classes of pharmacies, each arising from the same allegations of price discrimination. In addition, the Company is named in class action complaints filed in the states of Alabama, Arizona, Colorado, Florida, Kansas, Maine, Michigan, Minnesota, New York, Tennessee, Washington and Wisconsin and in the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. These cases also arise from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of the remaining actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

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

In 1994, Warner-Lambert received a civil enforcement action letter and draft complaint from the Department of Justice (the "Department") alleging violation of the Clean Water Act with regard to the operation of the wastewater treatment plant at its Vega Baja, Puerto Rico facility. Warner-Lambert is negotiating a resolution of this matter with the Department, and while Warner-Lambert cannot predict its outcome, it does not at present expect this matter to have a material adverse effect on the Company's financial position, liquidity, cash flow or results of operations.

In addition, the Environmental Crimes Section of the Department is conducting an inquiry of Warner-Lambert and certain present and former employees, relating to historical compliance of the Vega Baja, Puerto Rico wastewater treatment facility with the Clean Water Act and the discharge permit issued to the facility. Warner-Lambert is cooperating fully with this inquiry, and while Warner-Lambert cannot predict its outcome, it does not at present expect this matter to have a material adverse effect on the Company's financial position, liquidity, cash flow or results of operations.

Warner-Lambert is also involved in various administrative or judicial proceedings related to environmental actions initiated by the EPA under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year



Warner-Lambert Inc., a wholly-owned subsidiary of Warner-Lambert, has been named as a defendant in class actions filed in Puerto Rico Superior Court by current and former employees from the Vega Baja, Carolina and Fajardo plants, as well as Kelly Services temporary employees assigned to those plants. The lawsuits seek monetary relief for alleged violations of local statutes and decrees relating to meal period payments, minimum wage, overtime and vacation pay. Warner-Lambert believes that these actions are without merit and will defend these actions vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect these lawsuits to have a material adverse effect on the Company's financial position, liquidity, cash flow or results of operations.

In February 1997, Warner-Lambert, along with certain other pharmaceutical companies and certain other manufacturers of calcium containing products, was named as a defendant in separate lawsuits filed in the Superior Court of California, City and County of San Francisco by the Natural Resources Defense Council and the California Attorney General. A third lawsuit was subsequently commenced by a private plaintiff. The lawsuits seek monetary and injunctive relief for the alleged failure by the Company to warn consumers that certain products manufactured and sold by it (including ROLAIDS) contain unsafe levels of lead. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect them to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.



Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a) The Annual Meeting of Shareholders of Warner-Lambert was held on April 22, 1997.

           (b) Proxies for such meeting were solicited pursuant to the definitive Proxy Statement of Warner-Lambert relating to the Annual Meeting of Shareholders held on April 22, 1997, which was filed with the Securities and Exchange Commission via EDGARLINK software on March 7, 1997.

           (c) The following describes the matters voted upon at such meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter. There were no broker non-votes.

           (i)  Election of Directors:

                                                Number of Shares
                          Number of Shares       Withheld From
    Nominee                  Voted For             Voting For
--------------------      ----------------      ----------------
Robert N. Burt              248,725,564             781,226

Donald C. Clark             248,643,216             863,574

Lodewijk J. R. de Vink      248,726,209             780,581

John A. Georges             248,711,049             795,741

Melvin R. Goodes            248,786,059             720,731

William H. Gray III         248,582,133             924,657

William R. Howell           248,646,238             860,552

LaSalle D. Leffall, Jr.     248,707,583             799,207

Patricia Shontz Longe       248,648,255             858,535

Alex J. Mandl               248,707,480             799,310

Lawrence G. Rawl            248,639,293             867,497

Michael I. Sovern           248,675,067             831,723




           (ii) Appointment of Independent Accountants for 1997:

                                                Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
     -----------             -------------         ----------
     248,660,671                360,554             485,565



Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (4) Instruments defining the rights of security holders, including indentures.

                      (a)  Amended and Restated Rights Agreement,
                           dated as of March 25, 1997, between
                           Warner-Lambert Company and First Chicago
                           Trust Company of New York, as Rights
                           Agent (Incorporated by reference to
                           Warner-Lambert's Registration Statement
                           on Form 8-A, dated June 28, 1988, as
                           amended by Form 8-A/A, dated July 5, 1989
                           and by Form 8-A/A, dated March 27, 1997
                           (File No. 1-3608)).

                (10)  Material Contracts

                      (a)  Warner-Lambert Company 1983 Stock Option
                           Plan, as amended to March 25, 1997.
                      (b)  Warner-Lambert Company 1987 Stock Option
                           Plan, as amended to March 25, 1997.
                      (c)  Warner-Lambert Company 1989 Stock Plan,
                           as amended to March 25, 1997.
                      (d)  Warner-Lambert Company 1992 Stock Plan,
                           as amended to March 25, 1997.
                      (e)  Warner-Lambert Company 1996 Stock Plan,
                           as amended to March 25, 1997.
                      (f)  Warner-Lambert Company Executive
                           Severance Plan, as amended to March 25,
                           1997.

                (12)  Computation of Ratio of Earnings to Fixed
                      Charges.

                (27)  Financial Data Schedule (EDGAR filing only).


           (b)  Reports on Form 8-K
                -------------------

                        A Current Report on Form 8-K, dated March 25, 1997, was filed with the Securities and Exchange Commission during the quarter ended March 31, 1997, in connection with the amendment by the Board of Directors of the Company of the Company's preferred share purchase rights (originally declared as a dividend on June 28, 1988), as more fully described in the Amended and Restated Rights Agreement dated as of March 25, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent.




                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                              (Registrant)



Date: May 12, 1997               By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: May 12, 1997               By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)



                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit
-----------                    -------
(4) Instruments defining the rights of security holders, including indentures.

                      (a)  Amended and Restated Rights Agreement,
                           dated as of March 25, 1997, between
                           Warner-Lambert Company and First Chicago
                           Trust Company of New York, as Rights
                           Agent (Incorporated by reference to
                           Warner-Lambert's Registration Statement
                           on Form 8-A, dated June 28, 1988, as
                           amended by Form 8-A/A, dated July 5, 1989
                           and by Form 8-A/A, dated March 27, 1997
                           (File No. 1-3608)).

(10)                  Material Contracts

                      (a)  Warner-Lambert Company 1983 Stock Option
                           Plan, as amended to March 25, 1997.
                      (b)  Warner-Lambert Company 1987 Stock Option
                           Plan, as amended to March 25, 1997.
                      (c)  Warner-Lambert Company 1989 Stock Plan,
                           as amended to March 25, 1997.
                      (d)  Warner-Lambert Company 1992 Stock Plan,
                           as amended to March 25, 1997.
                      (e)  Warner-Lambert Company 1996 Stock Plan,
                           as amended to March 25, 1997.
                      (f) Warner-Lambert Company Executive Severance Plan, as amended to March 25, 1997.

(12)                  Computation of Ratio of Earnings to Fixed
                      Charges.

(27)                  Financial Data Schedule (filed electronically).