Form 10-Q
period 1997-06-30
WARNER LAMBERT CO
filed 1997-08-12
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1997

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


          YES   X           NO
               ---              ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at July 31, 1997
          -----                    -----------------------------

Common Stock, $1 par value                    271,922,084



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                   June 30,  December 31,
                                                     1997        1996
                                                  ---------  ------------
                                                   (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $   544.9     $   390.8
  Short-term investments                               27.7         101.5
  Receivables                                       1,442.8       1,303.9
  Inventories                                         760.5         647.0
  Prepaid expenses and other current assets           480.2         341.6
                                                  ---------     ---------
        Total current assets                        3,256.1       2,784.8

  Investments and other assets                        488.7         496.6
  Equity investments in affiliated companies           72.4         292.1
  Property, plant and equipment                     2,306.6       2,168.0
  Intangible assets                                 1,705.4       1,455.8
                                                  ---------     ---------
        Total assets                              $ 7,829.2     $ 7,197.3
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                                $   112.4     $   172.8
  Notes payable - banks and other                     453.2         406.4
  Accounts payable, trade                             662.9         613.0
  Accrued compensation                                181.6         170.3
  Other current liabilities                           718.8         614.6
  Federal, state and foreign income taxes             172.2         159.8
                                                  ---------     ---------
        Total current liabilities                   2,301.1       2,136.9

  Long-term debt                                    2,093.0       1,720.5
  Other noncurrent liabilities                        744.8         758.9

  Shareholders' equity:
     Preferred stock - none issued                      -             -
     Common stock - 320,660,536 shares issued         320.7         320.7
     Capital in excess of par value                   164.4         125.8
     Retained earnings                              3,665.4       3,436.2
     Cumulative translation adjustments              (330.6)       (236.2)
     Treasury stock, at cost:  (1997 - 48,966,696
      shares; 1996 - 49,456,251 shares)            (1,129.6)     (1,065.5)
                                                  ---------     ---------
        Total shareholders' equity                  2,690.3       2,581.0
                                                  ---------     ---------
        Total liabilities and shareholders'
           equity                                 $ 7,829.2     $ 7,197.3
                                                  =========     =========

See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                      Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                     ---------------       ---------------
                                     1997       1996       1997       1996
                                     ----       ----       ----       ----

                            (Dollars in millions, except per share amounts)


NET SALES                        $1,966.7   $1,791.2   $3,744.1   $3,620.4

COSTS AND EXPENSES:

  Cost of goods sold                593.6      572.0    1,142.8    1,161.6
  Selling, general and
     administrative                 857.6      763.2    1,619.8    1,519.1
  Research and development          158.2      130.7      292.1      260.4
  Other expense (income), net        26.8       (6.7)      67.3      (41.6)
                                 --------   --------   --------   --------
      Total costs and expenses    1,636.2    1,459.2    3,122.0    2,899.5
                                 --------   --------   --------   --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                 330.5      332.0      622.1      720.9

Provision for income taxes           99.1       82.2      186.6      189.1

Minority interests                      -       36.5          -       69.0
                                 --------   --------   --------   --------
NET INCOME                       $  231.4   $  213.3   $  435.5   $  462.8
                                 ========   ========   ========   ========

PER COMMON SHARE:

  Net income                     $    .85   $    .79   $   1.60   $   1.71
                                 ========   ========   ========   ========

  Cash dividends paid            $    .38   $   .345   $    .76   $    .69
                                 ========   ========   ========   ========

Average number of common shares
 outstanding (thousands)          271,459    271,177    271,401    271,193



See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Six Months
                                                          Ended June 30,
                                                      --------------------
                                                          1997        1996
                                                      --------     -------
                                                      (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                         $  435.5     $ 462.8
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     125.2       104.4
       Minority interests                                    -        69.0
       Gain on sale of business                              -       (75.2)
       Changes in assets and liabilities, net of
        effects from acquisition/disposition
        of businesses:
           Receivables                                  (134.5)     (162.5)
           Inventories                                  (110.0)      (52.8)
           Accounts payable and accrued liabilities      141.8        86.5
       Other, net                                        (56.3)      (26.5)
                                                      --------     -------
       Net cash provided by operating activities         401.7       405.7
                                                      --------     -------
INVESTING ACTIVITIES:
   Purchases of investments                              (11.4)     (211.5)
   Proceeds from maturities/sales of investments          83.5       221.0
   Capital expenditures                                 (144.2)     (128.1)
   Acquisitions of businesses                           (283.0)          -
   Proceeds from disposition of business                     -       137.4
   Other, net                                             (4.1)      (34.5)
                                                      --------     -------
       Net cash used by investing activities            (359.2)      (15.7)
                                                      --------     -------
FINANCING ACTIVITIES:
   Proceeds from borrowings                            1,225.8       777.5
   Principal payments on borrowings                     (848.1)     (781.7)
   Purchases of treasury stock                           (86.2)      (70.8)
   Cash dividends paid                                  (206.3)     (187.2)
   Distributions paid to minority interests                  -       (75.8)
   Proceeds from stock option exercises                   44.0        36.4
                                                      --------     -------
       Net cash provided (used) by financing
         activities                                      129.2      (301.6)
                                                      --------     -------
Effect of exchange rate changes on cash
  and cash equivalents                                   (17.6)       (4.4)
                                                      --------     -------
       Net increase in cash and cash equivalents         154.1        84.0
Cash and cash equivalents at beginning of year           390.8       295.8
                                                      --------     -------
Cash and cash equivalents at end of period            $  544.9     $ 379.8
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

NOTE D: Certain reclassifications have been made to the June 30, 1996 financial statements to conform with current year presentation. Marketing expense and administrative and general expense categories have been combined in one line item - Selling, general and administrative in the Consolidated Statements of Income. Also, intangible amortization and certain other expenses have been reported in Other expense (income), net. Previously, these items were reported in administrative and general expense.

NOTE E: On May 21, 1997, Warner-Lambert Company purchased the remaining 66% of the Jouveinal group it did not already own. In January 1993, Warner-Lambert initially acquired a 34% interest in Jouveinal, a privately held French pharmaceutical group. Prior to the acquisition of the remaining interest, Jouveinal was accounted for as an equity method investment. Other smaller acquisitions were also completed during the second quarter of 1997, the effects of which were not material. Total consideration, net of cash acquired and including estimated acquisition costs, was approximately $300 million for these acquisitions. Transactions were financed with long-term notes payable. The acquisitions have been accounted for under the purchase method and accordingly the net assets and results of operations have been included in the consolidated financial statements since the effective acquisition dates. The excess purchase price over the fair value of the net assets acquired for each acquisition has been treated primarily as an intangible asset pending final valuation of net tangible and intangible assets acquired. The acquisitions did not have a material pro forma impact on consolidated earnings.

NOTE F: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) which requires dual presentation of basic and diluted EPS. The company will adopt this Statement effective December 31, 1997. Net income per share presented in the Consolidated Statements of Income is equivalent to basic EPS. At June 30, 1997 no pro forma diluted EPS disclosures are provided as diluted EPS does not significantly vary from basic EPS.




NOTE G: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which replaces existing segment disclosure requirements and requires reporting certain financial information regarding operating segments on the basis used internally by management to evaluate segment performance. The company will adopt SFAS No.'s 130 and 131 in the first quarter of 1998 and year end 1998, respectively. These Statements will affect disclosure and presentation in the financial statements but will have no impact on the company's consolidated financial position, liquidity, cash flow or results of operations.

NOTE H:   Major classes of inventories were as follows:

                                         June 30, 1997    December 31, 1996
                                         -------------    -----------------
                                                   (In millions)

          Raw materials                      $145.0             $130.9
          Finishing supplies                   57.0               52.0
          Work in process                      77.4               69.2
          Finished goods                      481.1              394.9
                                             ------             ------
                                             $760.5             $647.0
                                             ======             ======

NOTE I:   Property, plant and equipment balances were as follows:

                                         June 30, 1997    December 31, 1996
                                         -------------    -----------------
                                                   (In millions)

          Property, plant and equipment   $ 3,804.2          $ 3,657.6
          Less accumulated depreciation    (1,497.6)          (1,489.6)
                                          ---------          ---------
             Net                          $ 2,306.6          $ 2,168.0
                                          =========          =========

NOTE J:   Intangible asset balances were as follows:

                                         June 30, 1997    December 31, 1996
                                        --------------    -----------------
                                                   (In millions)

          Goodwill                         $  982.5           $1,001.6
          Trademarks and other
             intangibles                      849.6              564.1
          Less accumulated amortization      (126.7)            (109.9)
                                           --------           --------
             Net                           $1,705.4           $1,455.8
                                           ========           ========

          The increase in the intangible asset balance during 1997 is primarily related to the acquisitions discussed in Note E.



NOTE K: Included in Other expense (income), net was interest expense of $47.5 million and $31.2 million for the second quarters of 1997 and 1996, respectively. Interest expense for the first six months of 1997 and 1996 was $86.7 million and $60.4 million, respectively.

NOTE L: In 1996, Warner-Lambert purchased Glaxo Wellcome plc's minority interest in the Warner Wellcome joint venture operations. The transaction was completed in the second half of the year. Total consideration for the acquisition including estimated acquisition costs was approximately $1.1 billion.

NOTE M: In March 1996, Warner-Lambert sold Warner Chilcott Laboratories, its generic pharmaceutical business. Net proceeds were approximately $137.4 million. The sale resulted in a pretax gain of $75.2 million, which is included in Other expense (income), net for the six months ended June 30, 1996. On an after tax basis, the gain was $45.7 million or $.17 per share.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997
-------------------------------------------------
COMPARED WITH CORRESPONDING PERIODS IN 1996
-------------------------------------------

NET SALES
---------
Sales for the second quarter of 1997 of $1,967 million were 10 percent above 1996 second quarter sales. For the first six months of 1997 sales rose 3 percent to $3,744 million compared to the first six months of 1996. Sales increased 13 percent for the quarter and 7 percent for the six-month period, adjusting for the unfavorable impact of foreign exchange rate changes of 3 percent and 4 percent, respectively. Unit volume growth was 12 percent for the second quarter and 6 percent for the first six months of 1997 and price increases added 1 percent for each reporting period.

U.S. sales increased $173 million or 22 percent to $948 million for the quarter and $208 million or 13 percent to $1,766 million for the first six months of 1997 compared to the same periods one year ago. International sales were unchanged at $1,019 million for the second quarter and fell $85 million or 4 percent to $1,978 million for the first six months of 1997 compared to the same periods one year ago. At constant exchange rates, international sales increased 6 percent and 1 percent for the second quarter and first six months of 1997, respectively, compared to the same periods one year ago.


SEGMENT SALES           Three Months Ended        Six Months Ended
(Dollars in                  June 30,                  June 30,
 Millions)          -----------------------   -----------------------
                                    Percent                   Percent
                                   Increase/                 Increase/
                    1997    1996  (Decrease)  1997    1996  (Decrease)
                    ----    ----   --------   ----    ----   --------
Pharmaceutical    $  825  $  617     34 %   $1,511  $1,276      18 %

Consumer Health
  Care               675     708     (5)     1,337   1,409      (5)

Confectionery        467     466      -        896     935      (4)
                  ------  ------            ------  ------
Consolidated
  Net Sales       $1,967  $1,791     10 %   $3,744  $3,620       3 %
                  ======  =======           ======  ======



Pharmaceutical sales in the U.S. increased 65 percent to $461 million in the second quarter of 1997 and increased 37 percent to $828 million for the first six months of 1997 compared to the same periods one year ago. The sales increase is primarily attributable to the successful launches of the cholesterol-lowering agent LIPITOR and the type 2 diabetes drug REZULIN. International pharmaceutical sales increased 7 percent to $364 million for the second quarter of 1997 and 1 percent to $683 million for the first six months of 1997, 15 percent and 9 percent, respectively, at constant exchange rates, compared to the same periods one year ago. The increase is attributable to LIPITOR, which began selling in several countries and the May 1997 acquisition of the remaining 66 percent of Jouveinal group that the company did not already own. Jouveinal is France's 15th largest pharmaceutical group with annual sales in 1996 over $200 million. Prior to April 30, 1997 Jouveinal sales were not reflected in reported sales results since the company's 34% interest in the Jouveinal group was accounted for under the equity method.

LIPITOR and REZULIN achieved worldwide sales of $151 million and $79 million, respectively, for the second quarter of 1997 and $200 million and $105 million, respectively, for the first six months of 1997. The company began selling LIPITOR during 1997 in the U.S., Canada, the United Kingdom, and in Germany, labeled as SORTIS. The company began selling REZULIN during 1997 in the U.S. On August 4, 1997 the company announced that REZULIN received clearance by the Food and Drug Administration for use as either monotherapy or combination therapy with other commonly used agents. This marketing clearance comes only six months after its initial approval for use in type 2 patients poorly controlled on insulin and now makes REZULIN available to a broad range of type 2 patients. The company believes that each of these two products has the potential to reach $1 billion in annual worldwide sales. With the success of these new products, management anticipates that pharmaceutical segment sales will represent a significantly greater percentage of the company's total sales than in the past, particularly in the U.S. and to a lesser degree in international markets.

Consumer health care product sales in the U.S. fell 4 percent to $342 million in the second quarter of 1997 and 3 percent to $668 million for the first six months of 1997 compared to the same periods one year ago. International sales fell 5 percent to $333 million for the second quarter and 7 percent to $669 million for the first six months of 1997 compared to the same periods one year ago. At constant exchange rates, international sales were unchanged for the second quarter and decreased 2 percent for the six-month period. With the mid-1996 revision of the Glaxo Wellcome Warner-Lambert joint venture agreement, sales of ZOVIRAX cold sore cream are no longer recorded in the company's consolidated sales. If international sales of the Glaxo Wellcome Warner-Lambert joint venture were consolidated, the decline in international sales would have been positively impacted by 4 percent for both the quarter and the six-month period. International sales of the company's TETRA pet care products business fell 11 percent to $31 million, or 3 percent at constant exchange rates for the second quarter of 1997 and 16 percent to $64 million, or 7 percent at constant exchange rates for the first six months of 1997 compared to the same periods one year ago. This decline is primarily attributable to Japan, where sales fell due to market weakness and the decrease in the value of the yen.

Confectionery sales in the U.S. increased 5 percent to $145 million for the second quarter of 1997 and 1 percent to $270 million for the first six months of 1997 compared to the same periods one year ago. International sales were $322 million, for the second quarter of 1997, a decrease of 2 percent, but an increase of 2 percent at constant exchange rates, and sales were $626 million for the first six months of 1997, a decrease of 6 percent, or 3 percent at constant exchange rates compared to the same periods one year ago. The international sales decline is primarily attributable to Japan, where sales fell due to intense competition, market weakness and the decrease in the value of the yen.

COSTS AND EXPENSES
------------------
Cost of goods sold increased 4 percent in the second quarter of 1997 compared with the second quarter of 1996 and decreased 2 percent in the first six months of 1997 compared with the first six months of 1996. As a percentage of net sales, cost of goods sold fell to 30.2% in the second quarter from 31.9% in the second quarter of 1996 and to 30.5% for the first six months of 1997 from 32.1% in the same period one year ago. The improvement in the ratio for both reporting periods is partly attributable to an increase in pharmaceutical segment product sales, with generally higher margins than consumer health care or confectionery products, as a percentage of total company sales. Also contributing to the improvement in the ratio is a favorable product mix within the pharmaceutical segment and productivity improvements in the consumer health care segment.

Selling, general and administrative expense in the second quarter of 1997 increased 12 percent compared with the second quarter of 1996 and 7 percent for the first six months of 1997 compared with the six-month period one year ago. Pharmaceutical segment expenses significantly increased for the second quarter and the six-month period to support the new product introductions. Expenses increased in the consumer health care and confectionery segments for the second quarter and decreased for the first six months of 1997 compared to the same periods in the prior year. As a percentage of net sales, selling, general and administrative expense for the quarter increased to 43.6% compared with 42.6% for the same quarter last year and for the first six months of 1997 increased to 43.3% compared with 42.0% for the same time period last year.

Research and development expense in the second quarter and first six months of 1997 increased 21 percent and 12 percent, respectively, over the same prior year periods. As a percentage of net sales, research and development expense in the second quarter of 1997 was 8.0% compared with 7.3% in the second quarter of 1996 and for the six-month period the ratio was 7.8% versus 7.2% one year ago. For
1997 the company plans to invest $640 million in research and development, a projected increase of 15 percent compared with 1996.

Other expense (income), net in the second quarter and first six months of 1997 included increases over the same prior year periods in intangible amortization of $9 million and $18 million, respectively, and net interest expense of $24 million and $37 million, respectively. These increases resulted primarily from the company's purchase of Glaxo Wellcome's interest in the Warner Wellcome joint venture operations in mid-1996 and to a lesser degree, the May 1997 acquisition of the remaining 66 percent of Jouveinal that the company did not already own. Other expense (income), net in the second quarter of 1996 included milestone payments from Pfizer Inc. of $25 million related to the LIPITOR co-promotion agreement and in the first quarter of 1996 included a gain of $75 million on the sale of the Warner Chilcott business and a provision of $15 million for certain legal matters.

INCOME TAXES
------------
                              Three Months       Six Months
                             Ended June 30,     Ended June 30,
                             1997     1996      1997     1996
                             ----     ----      ----     ----
Effective tax rate:
  As reported                30.0%    24.8%     30.0%    26.2%
  After minority interests   30.0%    27.8%     30.0%    29.0%

The increase in the company's tax rate on a reported basis of 3.8 percentage points for the six-month period reflects a 2.8 percentage points increase resulting from the absence of minority interests in 1997. In addition, a net increase of 1.0 percentage point is related to a change in the U.S. tax law enacted in 1996 that subjects a greater amount of income in Puerto Rico to taxation, partially offset by the absence of the higher tax rate associated with the 1996 sale of the Warner Chilcott business.

On August 5, 1997 President Clinton signed the Taxpayer Relief Act of 1997. The impact this new tax law may have on the company's effective tax rate is currently being examined.

NET INCOME
----------
Net income and earnings per share for the second quarter increased
8 percent and for the first six months of 1997 decreased 6 percent compared to the same periods one year ago. Adjusting the first six months of 1996 for the gain on the sale of the Warner Chilcott business and provisions for certain legal matters, earnings per share increased 1 percent for the first six months of 1997. Based on current planning assumptions, the company believes annual earnings per share of $3.20 in 1997, a 10 percent increase above the reported 1996 figure, is achievable.



LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Selected data:
                                 June 30,     December 31,
                                   1997           1996
                                 -------      ------------
Net debt (in millions)           $1,988          $1,712
Net debt to net capital(equity
     and net debt)                   42%             40%

Cash and cash equivalents were $545 million at June 30, 1997, an increase of $154 million from December 31, 1996. The company also held $126 million in nonequity securities, included in short-term investments and investments and other assets, that management views as cash equivalents, representing a decrease of $71 million from December 31, 1996.

Net debt (total debt less cash and cash equivalents and other nonequity securities) increased $276 million from December 31, 1996. The increase in net debt and the ratio of net debt to net capital is primarily attributable to the borrowings related to the May 1997 purchase of the remaining 66% of the Jouveinal group that the company did not already own.

Cash provided by operating activities for the first six months of 1997 of $402 million was more than sufficient to fund capital expenditures of $144 million and pay dividends of $206 million.

All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. ZOVIRAX is a registered trademark of Glaxo Wellcome, its affiliates, related companies or licensors.



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

Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also provides injunctive relief which obligates Warner-Lambert, among other things, not to refuse to discount its drugs to retail pharmacies solely based on their status as retailers and to provide retail pharmacies the opportunity to negotiate and earn discounts comparable to those given to managed care entities if they can demonstrate an ability to affect market share in the same or similar manner that such managed care entities can. The settlement has been appealed by three groups of plaintiff-class members. These appeals were dismissed by the Seventh Circuit but these plaintiff-class members have sought reconsideration of that dismissal. Certain other rulings of the judge presiding in this case have also been appealed. These appeals have been argued before the U.S. Court of Appeals for the Seventh Circuit and a decision will be forthcoming. In April, 1997, a new purported class action relating to the time period subsequent to the settlement of the class action conspiracy lawsuit was brought by the plaintiff-class members who had previously settled their class action conspiracy lawsuit. These plaintiffs are seeking injunctive relief which would require Warner-Lambert to grant discounts to retail pharmacies. At present, Warner-Lambert cannot predict the outcome of the remaining federal lawsuits.




The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts in Alabama, Minnesota and Wisconsin brought by classes of pharmacies, each arising from the same allegations of price discrimination. In addition, the Company is named in class action complaints filed in the states of Alabama, Arizona, Colorado, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New York, North Carolina, Tennessee, Washington and Wisconsin and in the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. These cases also arise from the same allegations of price discrimination. Warner-Lambert believes that these actions are without merit and will defend itself vigorously. Although it is too early to predict the outcome of the remaining actions, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

The Federal Trade Commission (the "FTC") is conducting an investigation to determine whether Warner-Lambert and twenty-one other pharmaceutical manufacturers have engaged in concerted activities to raise the prices of pharmaceutical products in the United States. Warner-Lambert was served with and responded to one subpoena from the FTC in 1996 and was recently served with a second subpoena by the FTC and is in the process of responding to it. Warner-Lambert is cooperating with this investigation and cannot at present predict its outcome.

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

In June and July 1997, respectively, Warner-Lambert, along with certain other manufacturers of calcium supplements and antacids containing calcium (including ROLAIDS), settled lawsuits filed by the California Attorney General and the Natural Resources Defense Council (the "NRDC"), alleging that the defendants violated California law by failing to include on their calcium supplement and antacid products the consumer warnings required by the California Safe Drinking Water and Toxic Enforcement Act (commonly referred to as Proposition 65). The settlement agreements, which do not include an admission by Warner-Lambert of a violation of Proposition 65 or any other law, require Warner-Lambert and the other defendants to maintain the level of naturally occurring lead in their calcium supplement and antacid products at the lowest level currently feasible. In addition, Warner-Lambert was required to pay its share of settlement payments (including the NRDC's and the California Attorney General's costs of investigating and prosecuting) totaling $110,000.




Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (12)  Computation of Ratio of Earnings to Fixed
                      Charges.

                (27)  Financial Data Schedule (EDGAR filing only).


           (b)  Reports on Form 8-K
                -------------------

                        Warner-Lambert has not filed any reports on Form 8-K for the quarter ended June 30, 1997.



                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                              (Registrant)



Date: August 11, 1997            By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: August 11, 1997            By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)



                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit
-----------                    -------

(12)                  Computation of Ratio of Earnings to Fixed
                      Charges.

(27)                  Financial Data Schedule (filed electronically).