Form 10-Q
period 1997-09-30
WARNER LAMBERT CO
filed 1997-11-13
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1997

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

Registrant's telephone number, including area code: (973) 540-2000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


          YES   X           NO
               ---              ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at October 31, 1997
          -----                    -------------------------------

Common Stock, $1 par value                    272,299,786



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                               September 30,  December 31,
                                                   1997          1996
                                               -------------  ------------
                                                   (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $   683.7     $   390.8
  Short-term investments                               17.6         101.5
  Receivables                                       1,473.4       1,303.9
  Inventories                                         750.2         647.0
  Prepaid expenses and other current assets           451.0         341.6
                                                  ---------     ---------
        Total current assets                        3,375.9       2,784.8

  Investments and other assets                        502.4         496.6
  Equity investments in affiliated companies           70.8         292.1
  Property, plant and equipment                     2,335.8       2,168.0
  Intangible assets                                 1,680.6       1,455.8
                                                  ---------     ---------
        Total assets                              $ 7,965.5     $ 7,197.3
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Commercial paper                                $    71.2     $   172.8
  Notes payable - banks and other                     564.9         406.4
  Accounts payable, trade                             733.9         613.0
  Accrued compensation                                225.0         170.3
  Other current liabilities                           839.8         614.6
  Federal, state and foreign income taxes             175.9         159.8
                                                  ---------     ---------
        Total current liabilities                   2,610.7       2,136.9

  Long-term debt                                    1,930.3       1,720.5
  Other noncurrent liabilities                        697.3         758.9

  Shareholders' equity:
     Preferred stock - none issued                      -             -
     Common stock - 320,660,536 shares issued         320.7         320.7
     Capital in excess of par value                   184.2         125.8
     Retained earnings                              3,760.4       3,436.2
     Cumulative translation adjustments              (395.0)       (236.2)
     Treasury stock, at cost:  (1997 - 48,690,467
      shares; 1996 - 49,456,251 shares)            (1,143.1)     (1,065.5)
                                                  ---------     ---------
        Total shareholders' equity                  2,727.2       2,581.0
                                                  ---------     ---------
        Total liabilities and shareholders'
           equity                                 $ 7,965.5     $ 7,197.3
                                                  =========     =========

See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                  ------------------     -----------------
                                     1997       1996       1997       1996
                                     ----       ----       ----       ----

                            (Dollars in millions, except per share amounts)


NET SALES                        $2,108.3   $1,768.0   $5,852.4   $5,388.4

COSTS AND EXPENSES:

  Cost of goods sold                614.0      580.2    1,756.8    1,741.8
  Selling, general and
     administrative                 968.5      778.6    2,588.3    2,297.8
  Research and development          182.0      145.0      474.1      405.4
  Other expense, net                 60.5       49.2      127.8        7.5
                                 --------   --------   --------   --------
      Total costs and expenses    1,825.0    1,553.0    4,947.0    4,452.5
                                 --------   --------   --------   --------

INCOME BEFORE INCOME TAXES AND
 MINORITY INTERESTS                 283.3      215.0      905.4      935.9

Provision for income taxes           85.0       62.3      271.6      251.4

Minority interests                      -          -          -       69.0
                                 --------   --------   --------   --------
NET INCOME                       $  198.3   $  152.7   $  633.8   $  615.5
                                 ========   ========   ========   ========

PER COMMON SHARE:

  Net income                     $    .73   $    .56   $   2.33   $   2.27
                                 ========   ========   ========   ========

  Cash dividends paid            $    .38   $   .345   $   1.14   $  1.035
                                 ========   ========   ========   ========

Average number of common shares
 outstanding (thousands)          271,863    271,248    271,556    271,214


See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Nine Months
                                                      Ended September 30,
                                                      -------------------
                                                         1997        1996
                                                         ----        ----
                                                     (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                       $   633.8   $   615.5
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    195.7       165.7
       Minority interests                                  -         69.0
       Gain on sale of businesses                          -        (75.2)
       Changes in assets and liabilities, net of
        effects from acquisitions/dispositions
        of businesses:
           Receivables                                 (198.1)     (248.1)
           Inventories                                 (116.4)      (49.7)
           Accounts payable and accrued liabilities     340.6        86.2
       Other, net                                       (26.7)       16.1
                                                    ---------   ---------
    Net cash provided by operating activities           828.9       579.5
                                                    ---------   ---------
INVESTING ACTIVITIES:
   Purchases of investments                             (12.6)     (216.3)
   Proceeds from maturities/sales of investments        107.0       372.1
   Capital expenditures                                (242.6)     (221.1)
   Acquisitions of businesses                          (293.0)   (1,058.9)
   Proceeds from disposition of business                   -        137.4
   Other, net                                            (8.6)      (53.5)
                                                    ---------   ---------
    Net cash used by investing activities              (449.8)   (1,040.3)
                                                    ---------   ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings                           1,369.8     2,159.5
   Principal payments on borrowings                  (1,069.7)   (1,115.9)
   Purchases of treasury stock                         (106.3)      (98.7)
   Cash dividends paid                                 (309.6)     (280.7)
   Distributions paid to minority interests                -       (103.2)
   Proceeds from exercise of stock options               57.5        48.2
                                                    ---------   ---------
    Net cash (used) provided by financing activities    (58.3)      609.2
                                                    ---------   ---------
Effect of exchange rate changes on cash
  and cash equivalents                                  (27.9)       (6.5)
                                                    ---------   ---------
    Net increase in cash and cash equivalents           292.9       141.9
Cash and cash equivalents at beginning of year          390.8       295.8
                                                    ---------   ---------
Cash and cash equivalents at end of period          $   683.7   $   437.7
                                                    =========   =========

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

NOTE E: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," (EPS) which requires dual presentation of basic and diluted EPS. The company will adopt this Statement effective December 31, 1997. Net income per share presented in the Consolidated Statements of Income is equivalent to basic EPS. At September 30, 1997 no pro forma diluted EPS disclosures are provided as diluted EPS does not significantly vary from basic EPS.




NOTE F: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting the components of comprehensive income and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which replaces existing segment disclosure requirements and requires reporting certain financial information regarding operating segments on the basis used internally by management to evaluate segment performance. The company will adopt SFAS Nos. 130 and 131 in the first quarter of 1998 and year-end 1998, respectively. These Statements will affect disclosure and presentation in the financial statements but will have no impact on the company's consolidated financial position, liquidity, cash flow or results of operations.

NOTE G:   Major classes of inventories were as follows:

                                      September 30, 1997  December 31, 1996
                                      ------------------  -----------------
                                                   (In millions)

          Raw materials                      $158.9             $130.9
          Finishing supplies                   55.8               52.0
          Work in process                      71.8               69.2
          Finished goods                      463.7              394.9
                                             ------             ------
                                             $750.2             $647.0
                                             ======             ======

NOTE H:   Property, plant and equipment balances were as follows:

                                      September 30, 1997  December 31, 1996
                                      ------------------  -----------------
                                                   (In millions)

          Property, plant and equipment    $3,852.9          $ 3,657.6
          Less accumulated depreciation    (1,517.1)          (1,489.6)
                                           --------          ---------
             Net                           $2,335.8          $ 2,168.0
                                           ========          =========

NOTE I:   Intangible asset balances were as follows:

                                      September 30, 1997  December 31, 1996
                                      ------------------  -----------------
                                                   (In millions)

          Goodwill                         $  979.9           $1,001.6
          Trademarks and other
             intangibles                      837.6              564.1
          Less accumulated amortization      (136.9)            (109.9)
                                           --------           --------
             Net                           $1,680.6           $1,455.8
                                           ========           ========

          The increase in the intangible asset balance during 1997 is primarily related to the acquisitions discussed in Note D.



NOTE J: Included in Other expense, net was interest expense of $43.0 million and $44.6 million for the third quarters of 1997 and 1996, respectively. Interest expense for the first nine months of 1997 and 1996 was $129.7 million and $105.0 million, respectively.

NOTE K: In 1996, Warner-Lambert purchased Glaxo Wellcome plc's minority interest in the Warner Wellcome joint venture operations. The transaction was completed in the second half of the year. Total consideration for the acquisition including estimated acquisition costs was approximately $1.1 billion.

NOTE L: In March 1996, Warner-Lambert sold Warner Chilcott Laboratories, its generic pharmaceutical business. Net proceeds were approximately $137.4 million. The sale resulted in a pretax gain of $75.2 million, which is included in Other expense, net for the nine months ended September 30, 1996. On an after tax basis, the gain was $45.7 million or $.17 per share.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997
------------------------------------------------------
COMPARED WITH CORRESPONDING PERIODS IN 1996
-------------------------------------------

NET SALES
---------
Sales for the third quarter of 1997 of $2,108 million were 19 percent above 1996 third quarter sales. For the first nine months of 1997 sales rose 9 percent to $5,852 million compared to the first nine months of 1996. Sales increased 24 percent for the quarter and 12 percent for the nine-month period, adjusting for the unfavorable impact of foreign exchange rate changes of 5 percent and 3 percent, respectively. The increases were attributable to unit volume growth.

U.S. sales increased $321 million or 40 percent to $1,130 million for the third quarter and $530 million or 22 percent to $2,896 million for nine months. International sales increased $19 million or 2 percent to $978 million for the third quarter and fell $66 million or 2 percent to $2,957 million for nine months. At constant exchange rates, international sales increased 11 percent and 4 percent for the third quarter and nine months, respectively.


SEGMENT SALES           Three Months Ended       Nine Months Ended
(Dollars in                September 30,           September 30,
 Millions)          -----------------------   -----------------------
                                    Percent                   Percent
                                   Increase/                 Increase/
                    1997    1996  (Decrease)  1997    1996  (Decrease)
                    ----    ----   --------   ----    ----   --------
Pharmaceutical    $  948  $  604     57 %   $2,459  $1,880      31 %

Consumer Health
  Care               671     691     (3)     2,008   2,101      (4)

Confectionery        489     473      3      1,385   1,407      (2)
                  ------  ------            ------  ------
Consolidated
  Net Sales       $2,108  $1,768     19 %   $5,852  $5,388       9 %
                  ======  =======           ======  ======


Pharmaceutical sales in the U.S. increased 102 percent to $585 million in the third quarter and increased 58 percent to $1,413 million for nine months. The sales increase was attributable to the successful 1997 launches of the cholesterol-lowering agent LIPITOR and the type 2 diabetes drug REZULIN. International pharmaceutical sales increased 16 percent to $363 million for the third quarter and 6 percent to $1,046 million for nine months, 28 percent and 15 percent, respectively, at constant exchange rates. The increase was attributable to the 1997 launch of LIPITOR in several countries and the May 1997 acquisition of the remaining 66 percent of the Jouveinal group that the company did not already own. Jouveinal is France's 15th largest pharmaceutical group with annual sales in 1996 over $200 million. Prior to April 30, 1997 Jouveinal sales were not reflected in reported Warner-Lambert sales results since the company's 34% interest in the Jouveinal group was accounted for under the equity method.

LIPITOR and REZULIN achieved worldwide sales of $257 million and $137 million, respectively, for the third quarter and $457 million and $242 million, respectively, for nine months. The company began selling LIPITOR during 1997 in 16 countries including the U.S., Canada, the United Kingdom and Germany. The company expects LIPITOR to be marketed in more than 20 countries by December 31, 1997. The company began selling REZULIN during 1997 in the U.S. On August 4, 1997 the company announced that REZULIN received clearance by the Food and Drug Administration ("FDA") for use as either monotherapy or combination therapy with other commonly used agents. This marketing clearance now makes REZULIN available to a broad range of type 2 patients. On October 31, 1997 in response to rare post-marketing reports of liver injury (35 out of 650,000 patients which ranged from mild elevations of liver enzymes to one liver transplant and one death), the company, with the concurrence of the FDA, changed the prescribing information for Rezulin and added new warning information to the labeling, which includes recommended liver function testing. Liver injuries observed in clinical testing were reversible with discontinuation of drug therapy. The company believes that both LIPITOR and REZULIN have the potential to reach $1 billion in annual worldwide sales. With the success of these new products, management anticipates that pharmaceutical segment sales will represent a significantly greater percentage of the company's total sales than in the past, particularly in the U.S. and to a lesser degree in international markets.

Consumer health care product sales in the U.S. of $363 million were virtually unchanged for the third quarter and fell 2 percent to $1,031 million for nine months. International sales fell 6 percent to $308 million for the third quarter and 7 percent to $977 million for nine months. At constant exchange rates, international sales increased 2 percent for the third quarter and decreased 1 percent for the nine-month period. With the mid-1996 revision of the Glaxo Wellcome Warner-Lambert joint venture agreement, sales of ZOVIRAX cold sore cream are no longer recorded in the company's consolidated sales. If international sales of the Glaxo Wellcome Warner-Lambert joint venture were consolidated, the decline in international sales would have been positively impacted by 2 percentage points and 3 percentage points for the third quarter and the nine-month period, respectively. International shaving products sales decreased 9 percent to $132 million and decreased 5 percent to $412 million for the third quarter and nine months, respectively. However, international shaving products sales increased 1 percent and 4 percent, respectively, at constant rates for the same reporting periods. The negative currency impact related to shaving products sales is due to weakness in the Japanese yen and the German mark. International sales of the company's TETRA pet care products business fell 14 percent to $28 million, or 3 percent at constant exchange rates for the third quarter and 15 percent to $92 million, or 6 percent at constant exchange rates for nine months. This decline was primarily attributable to Japan, where sales fell due to market weakness and the decrease in the value of the yen.

Confectionery sales in the U.S. increased 16 percent to $182 million for the third quarter and 6 percent to $452 million for nine months primarily due to the launches of DENTYNE ICE chewing gum and HALLS ZINC DEFENSE cold season dietary supplement. International sales were $307 million for the third quarter, a decrease of 3 percent, and $933 million for nine months, a decrease of 5 percent. International sales increased 3 percent and decreased 1 percent, respectively, at constant exchange rates for the same reporting periods. The international sales decline was primarily attributable to Japan, where sales fell due to intense competition, market weakness and the decrease in the value of the yen and was partly attributable to the weakness in most European currencies.

COSTS AND EXPENSES
------------------
Cost of goods sold increased 6 percent in the third quarter and 1 percent for nine months. As a percentage of net sales, cost of goods sold fell to 29.1% in the third quarter from 32.8% in the third quarter of 1996 and to 30.0% for the nine months of 1997 from 32.3% in the same period one year ago. The improvement in the ratio for both reporting periods was partly attributable to an increase in pharmaceutical segment product sales, with generally higher margins than consumer health care or confectionery products, as a percentage of total company sales. Also contributing to the improvement in the ratio was a favorable product mix within the pharmaceutical segment and productivity improvements in the consumer health care segment.

Selling, general and administrative expense in the third quarter increased 24 percent and 13 percent for nine months. Pharmaceutical segment expenses significantly increased for the third quarter and the nine-month period to support new products. Settlements of co-promotion agreements related to LIPITOR and REZULIN are recorded in selling expense. International pharmaceutical segment expenses also increased partly due to the May 1997 Jouveinal acquisition. As a percentage of net sales, selling, general and administrative expense for the third quarter of 1997 increased to 45.9% compared with 44.0% for the same quarter last year and for the nine months of 1997 increased to 44.2% compared with 42.6% for the prior year.



Research and development expense for the third quarter and nine months increased 26 percent and 17 percent, respectively. As a percentage of net sales, research and development expense in the third quarter was 8.6% compared with 8.2% in the third quarter of 1996 and for the nine-month period of 1997 the ratio was 8.1% versus 7.5% one year ago. For 1997 the company plans to invest $660 million in research and development, a projected increase of 19 percent compared with 1996.

Other expense, net for nine months included increases in intangible amortization of $18 million and net interest expense of $40 million. These increases resulted primarily from the company's purchase of Glaxo Wellcome's interest in the Warner Wellcome joint venture operations in mid-1996 and to a lesser degree, the May 1997 Jouveinal acquisition. Other expense, net in the first nine months of 1996 included milestone payments from Pfizer Inc. of $45 million related to the LIPITOR co-promotion agreement, a gain of $75 million on the sale of the Warner Chilcott business and a provision of $15 million for certain legal matters.

Other expense, net in the third quarter of 1996 included milestone payments from Pfizer Inc. of $20 million related to the LIPITOR co-promotion agreement.

INCOME TAXES
------------
                             Three Months         Nine Months
                          Ended September 30, Ended September 30,
                             1997     1996      1997     1996
                             ----     ----      ----     ----
Effective tax rate:
  As reported                30.0%    29.0%     30.0%    26.9%
  After minority interests   30.0%    29.0%     30.0%    29.0%

The increase in the company's tax rate on a reported basis of 3.1 percentage points for the nine-month period reflects a 2.1 percentage points increase resulting from the absence of minority interests in 1997. In addition, a net increase of 1.0 percentage point is related to a change in the U.S. tax law enacted in 1996 that subjects a greater amount of income in Puerto Rico to taxation, partially offset by the absence of the higher tax rate associated with the 1996 sale of the Warner Chilcott business.

In the third quarter the favorable impact of the extension of the U.S. research tax credit enacted in August 1997 as part of the Taxpayer Relief Act of 1997 was offset by increased taxes on income generated in higher tax jurisdictions.




NET INCOME
----------
Net income and earnings per share for the third quarter increased
30 percent and for nine months increased 3 percent. Adjusting the first nine months of 1996 for the gain on the sale of the Warner Chilcott business and provisions for certain legal matters, earnings per share increased 9 percent for nine months. Management anticipates that pharmaceutical segment annual operating profits as a percentage of total annual operating profits will significantly increase compared to the prior year primarily as a result of the success of LIPITOR and REZULIN. Based on current planning assumptions, the company believes annual earnings per share of $3.20 in 1997, a 10 percent increase above the reported 1996 figure, is achievable.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Selected data:
                              September 30,   December 31,
                                   1997           1996
                                 -------      ------------
Net debt (in millions)           $1,778          $1,712
Net debt to net capital(equity
     and net debt)                   39%             40%

Cash and cash equivalents were $684 million at September 30, 1997, an increase of $293 million from December 31, 1996. The company also held $105 million in nonequity securities, included in short-term investments and investments and other assets, that management views as cash equivalents, representing a decrease of $92 million from December 31, 1996. This net increase of $201 million is primarily attributable to an increase in cash provided by operating activities. The increase in cash provided by operating activities was partly attributable to the timing of LIPITOR and REZULIN co-promotion payments which are made subsequent to the end of each quarter. Cash provided by operating activities for the first nine months of 1997 of $829 million was more than sufficient to fund capital expenditures of $243 million and pay dividends of $310 million.

Total debt of $2,566 million at September 30, 1997 increased $267 million from December 31, 1996 primarily due to the funds borrowed to acquire Jouveinal.

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



                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------

In 1993, Warner-Lambert received a Complaint and Compliance Order (the "Complaint") from the Environmental Protection Agency (the "EPA") seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act, Boilers and Industrial Furnace regulations. Warner-Lambert is contesting the allegations contained within the Complaint and has entered into negotiations with the EPA in an attempt to resolve these issues. An administrative hearing on all counts of the Complaint is scheduled for December 1997. Although it is too early to predict the outcome of this action, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

Beginning in late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, has been sued in a number of state and federal antitrust lawsuits by retail pharmacies seeking treble damages and injunctive relief. These actions arise from alleged price discrimination by which the defendant drug companies, acting alone or in concert, are alleged to have favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to plaintiff retailers. The federal cases have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also provides injunctive relief which obligates Warner-Lambert, among other things, not to refuse to discount its drugs to retail pharmacies solely based on their status as retailers and to provide retail pharmacies the opportunity to negotiate and earn discounts comparable to those given to managed care entities if they can demonstrate an ability to affect market share in the same or similar manner that such managed care entities can. Appeals of the District Court's approval of this settlement were unsuccessful.

Certain other rulings of the judge presiding in this case were also appealed, and the judge was reversed on all issues. The cases have been remanded to the District Court, and the trial of the class action conspiracy action against the non-settling pharmaceutical manufacturers and wholesalers has been scheduled for 1998.




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

The Federal Trade Commission (the "FTC") is conducting an investigation to determine whether Warner-Lambert and twenty-one other pharmaceutical manufacturers have engaged in concerted activities to raise the prices of pharmaceutical products in the United States. Warner-Lambert was served with and responded to two subpoenas from the FTC in 1996 and 1997, respectively, and is continuing to cooperate with this investigation. Warner-Lambert cannot at present predict the outcome of this investigation.

In 1994, Warner-Lambert received a civil enforcement action letter and draft complaint from the Department of Justice (the "Department") alleging violation of the Clean Water Act with regard to the operation of the wastewater treatment plant at its Vega Baja, Puerto Rico facility. In addition, the Environmental Crimes Section of the Department conducted a criminal inquiry of Warner-Lambert and certain present and former employees, relating to historical compliance of the Vega Baja, Puerto Rico wastewater treatment facility with the Clean Water Act and the discharge permit issued to the facility. In September 1997, Warner-Lambert's Puerto Rico-based subsidiary resolved these inquiries by (1) entering a civil settlement with the Department and (2) pleading guilty to six counts of misreporting wastewater discharge data. The subsidiary paid a penalty of $670,000 as part of the civil settlement and a fine of $3 million pursuant to its guilty plea. At the court hearing approving the settlement, the United States Government stated for the public record that there is no evidence that the violations of Warner-Lambert's subsidiary resulted in any environmental harm.



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





Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (12)  Computation of Ratio of Earnings to Fixed
                      Charges.

                (27)  Financial Data Schedule (EDGAR filing only).

                (99)  Additional Exhibits.

                      (a)  Cautionary Statements Relating to "Safe
                           Harbor" Provisions of the Private
                           Securities Litigation Reform Act of
                           1995.

           (b)  Reports on Form 8-K
                -------------------

                        Warner-Lambert has not filed any reports on Form 8-K for the quarter ended September 30, 1997.



                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                              (Registrant)



Date: November 11, 1997          By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: November 11, 1997          By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)



                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit
-----------                    -------

(12)                  Computation of Ratio of Earnings to Fixed
                      Charges.

(27)                  Financial Data Schedule (filed electronically).

(99)                  Additional Exhibits.

                      (a)  Cautionary Statements Relating to "Safe
                           Harbor" Provisions of the Private
                           Securities Litigation Reform Act of 1995.