Form 10-K
period 1997-12-31
WARNER LAMBERT CO
filed 1998-03-24
CIK 104669

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

    [x]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934
                               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                                       OR
    [ ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                     THE SECURITIES EXCHANGE ACT OF 1934
                              FOR THE TRANSITION PERIOD FROM             TO

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

                                  973-540-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
Common Stock (Par Value $1 Per Share)                            The New York Stock Exchange, Inc.
                                                                 The Chicago Stock Exchange, Inc.
                                                                 The Pacific Stock Exchange, Inc.
Rights to Purchase Series A                                      The New York Stock Exchange, Inc.
Junior Participating Preferred Stock                             The Chicago Stock Exchange, Inc.
                                                                 The Pacific Stock Exchange, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of Warner-Lambert Company as of February 27, 1998 was approximately $39.9 billion.

     The number of shares outstanding of the registrant's Common Stock as of February 27, 1998 was 272,614,910 shares, Common Stock, par value $1.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Warner-Lambert Company Annual Report to Shareholders for 1997 -- Part I, Part II and Part IV.

     Portions of the Proxy Statement for Annual Meeting of Stockholders of Warner-Lambert Company to be held April 28, 1998 -- Part III.

________________________________________________________________________________

                                     PART I
ITEM 1. BUSINESS.

     The term 'Warner-Lambert' or the 'Company' refers to Warner-Lambert Company, a Delaware corporation organized in that state in 1920, and its consolidated subsidiaries, unless otherwise indicated or unless the context otherwise requires.

     Industry Segments and Geographic Areas. Financial information by industry segment and geographic area for the years 1997, 1996 and 1995 is presented in the Warner-Lambert 1997 Annual Report to Shareholders as set forth below.

     The summary of Warner-Lambert's industry segments, geographic areas and related financial information, set forth in Note 18 to the consolidated financial statements on pages 45 through 46 of the Warner-Lambert 1997 Annual Report, is incorporated herein by reference.

     All product names appearing in capitalized letters in this report on Form 10-K are registered trademarks of Warner-Lambert, its affiliates, related companies or licensors. ZANTAC, ZANTAC 75, BECONASE and ZOVIRAX are registered trademarks of Glaxo Wellcome plc ('Glaxo Wellcome'), its affiliates or related companies. CELESTIAL SEASONINGS and HERBAL COMFORT are registered trademarks of Celestial Seasonings Inc.

BUSINESS SEGMENTS

     A detailed description of Warner-Lambert's industry segments is as follows:

Pharmaceutical Products

     The principal products of Warner-Lambert in its Pharmaceutical Products segment are ethical pharmaceuticals, biologicals and capsules.

     Ethical Pharmaceuticals and Biologicals: Warner-Lambert manufactures and/or sells, in the United States and/or internationally, an extensive line of ethical pharmaceuticals and biologicals under trademarks and trade names such as PARKE-DAVIS and GOEDECKE. Among these products are analgesics (PONSTAN, PONSTEL, VALORON, VALORON-N, VEGANIN and VALTRAN), anesthetics (KETALAR), anthelmintics (VANQUIN), anticonvulsants (CELONTIN, CEREBYX, DILANTIN, NEURONTIN and ZARONTIN), anti-infectives (CHLOROMYCETIN, COLYMYCIN and OMNICEF), antivaricosities (HEPATHROMBIN), anti-viral agents (VIRA-A), cardiovascular products (NOVADRAL, DILZEM, ACCUPRIL, ACCURETIC, ACCUZIDE, NITROSTAT, PIRMENOL and PROCANBID), cognition drugs for treatment of mild-to-moderate Alzheimer's disease (COGNEX), dermatologics (BEBEN), diabetes drugs for non-insulin dependent diabetes mellitus patients (REZULIN), prescription hemorrhoidal preparations (ANUSOL HC), hemostatic agents (THROMBOSTAT), hormonal agents (PITRESSIN), lipid regulators (LIPITOR and LOPID), oral contraceptives (ESTROSTEP and LOESTRIN), oxytocics (PITOCIN), psychotherapeutic products (CETAL RETARD, DEMETRIN and NARDIL) and transdermal estrogen replacement systems (FEMPATCH).

     In December 1996, Warner-Lambert received U.S. Food and Drug Administration ('FDA') clearance to market the cholesterol-lowering agent LIPITOR (Warner-Lambert's trademark for atorvastatin) and began marketing the product in February 1997. The Company has also received marketing approval in over twenty countries for the drug and has begun or will begin to market LIPITOR in those countries. Atorvastatin is primarily marketed as LIPITOR, SORTIS and ZARATOR in the various countries. The Company co-promotes LIPITOR through a marketing agreement with Pfizer Inc.

     Warner-Lambert received FDA clearance in January 1997 to market REZULIN (Warner-Lambert's trademark for troglitazone), a diabetes drug initially used for non-insulin dependent diabetes mellitus patients currently on insulin who are inadequately controlled by insulin. The Company also received FDA clearance in 1997 to market REZULIN as a monotherapy and for use in combination with a sulfonylurea for non-insulin dependent diabetes mellitus patients. The Company markets REZULIN with Sankyo Company, Ltd. ('Sankyo') from whom the Company licenses the product for North America and certain other areas, including Central America, South America, Australia, New Zealand and the Philippines. The Company has rights to co-promote the product with an affiliate of Sankyo in Brazil and Venezuela.

     REZULIN was first marketed in March 1997 in the United States and achieved worldwide sales of $420 million during 1997. On November 3, 1997, the Company initiated changes in the prescribing information for REZULIN. These changes were made in response to rare reports during marketed use of hepatic injuries, which are usually reversible, and extremely rare reports of hepatic failures, which could result in liver transplants or death. The Company continued to review the safety experience with REZULIN (including worldwide reports of adverse events) following the November 3rd announcement. Based on this review, on December 1, 1997, the Company announced additional labeling changes for REZULIN which prominently recommend that physicians monitor patients more frequently for signs of liver dysfunction. While the reports to date (both prior to the December 1st announcement and thereafter) do not indicate a greater incidence of hepatic events than was seen in the clinical trials which resulted in priority review and approval by the FDA, the labeling changes were made to minimize as much as possible the risk for these very rare but potentially serious adverse liver events. The Company does not believe that the labeling changes will appreciably diminish the population of patients eligible for this important medication.

     In December 1997, Warner-Lambert received clearance from the FDA to market OMNICEF, a broad spectrum cephalosporin antibiotic for adult and pediatric use. OMNICEF, which is licensed from Fujisawa Pharmaceutical Co., Ltd., is the largest selling cephalosporin in Japan. Warner-Lambert received its first marketing authorization in the world for OMNICEF in the Philippines in July 1994 and began marketing the product in that country in January 1995. The Company has also received marketing approval and has launched the product in Indonesia and Thailand.

     On December 26, 1997, the Company filed a New Drug Application ('NDA') with the FDA for marketing approval for suramin, a treatment for hormone refractory prostate cancer.

     The Company plans to file eight NDAs and supplemental NDAs in 1998. These filings include one new chemical entity in late stage development, which is clinafloxacin, a new generation fluoroquinolone antibiotic for the treatment of serious, life-threatening infections.

     In May 1997, Warner-Lambert purchased the remaining 66% of the Jouveinal group it did not already own. In January 1993, Warner-Lambert initially acquired a 34% interest in Jouveinal, a privately held French pharmaceutical group. Warner-Lambert believes its acquisition of the Jouveinal group, which achieved sales of $220 million in 1996 and is France's 15th largest pharmaceutical group, will strengthen Warner-Lambert's presence in France. The Jouveinal group specialized in ethical and OTC pharmaceuticals, as well as fine chemicals and food flavors. In order to focus on its core pharmaceutical, consumer healthcare and confectionery businesses, Warner-Lambert sold the fine chemical business and the food flavors business of the Jouveinal group in December 1997.

     Warner-Lambert's pharmaceutical products are promoted for the most part directly to health care professionals through personal solicitation of doctors and other professionals by sales representatives with scientific training, direct mail contact and advertising in professional journals. They are sold either directly or through wholesalers to government agencies, chain and independent retail pharmacies, hospitals, clinics, long-term care facilities, mail order houses and health maintenance organizations. Sales to managed care entities have become an increasingly large part of Warner-Lambert's domestic pharmaceutical sales. The Company estimates that more than 64% of its pharmaceutical sales in the United States during 1997 were made to managed care entities (including government agencies and hospitals). For further discussion of Warner-Lambert's ethical products, see 'Item 1. Business -- Regulation' below.

     Capsules: Warner-Lambert is the leading worldwide producer of empty hard-gelatin capsules used by pharmaceutical companies for their production of encapsulated products. These capsules are used by Warner-Lambert or manufactured by Warner-Lambert according to the specifications of each of its customers and are sold under such trademarks as CAPSUGEL, CONI-SNAP, SNAP-FIT, V-Cap'tm' and Press-Fit'tm' gelcaps.

     Other: On February 27, 1998, the Company sold its sterile manufacturing facility in Rochester, Michigan as well as certain minor prescription products for $125 million to Parkedale Pharmaceuticals, Inc., a wholly owned subsidiary of King Pharmaceuticals, Inc.

Consumer Health Care Products

     The principal products of Warner-Lambert in its Consumer Health Care Products segment are over-the-counter health care products, shaving products and pet care products.

     Over-the-Counter Products: Warner-Lambert manufactures and/or sells, in the United States and/or internationally, an extensive line of over-the-counter pharmaceuticals and health care products under trade names such as Warner-Lambert Consumer Healthcare. Among these products are antacids (ROLAIDS, Extra Strength ROLAIDS and GELUSIL), dermatological products (LUBRIDERM, LUBRIDERM Body Bar, LUBRIDERM Loofa Bar, LUBRIDERM Seriously Sensitive, LUBRIDERM Moisture Recovery, ROSKEN SKIN REPAIR, CORN HUSKERS and LISTEREX), topical antibiotic ointments (NEOSPORIN and POLYSPORIN), cold and sinus preparations (SUDAFED, SINUTAB, SINUTAB Non-Drying, SUDAFED Non-Drying and ACTIFED), antihistamines and allergy products (ACTIFED Allergy, SUDAFED PLUS, BENADRYL, BENADRYL-D, BENADRYL Cold, BENADRYL Chewables, BENADRYL Allergy/Sinus/Headache and BENADRYL Dye-Free), hemorrhoidal preparations (ANUSOL, ANUSOL HC-1 and TUCKS), vaginal moisturizers (REPLENS), laxatives (AGORAL), cough syrups/suppressants (BENYLIN, BENYLIN-DM, BENYLIN Decongestant, BENYLIN Expectorant and BENYLIN Pediatric), vitamins (MYADEC), antipruritics (CALADRYL, BENADRYL spray, cream, gel and stick and STINGOSE), rubbing alcohol (LAVACOL), hydrogen peroxide (PROXACOL), self-diagnostic early pregnancy test kits (e.p.t.'r'), oral antiseptics (LISTERINE, COOLMINT LISTERINE and FRESHBURST LISTERINE), mouthwash/dental rinses (LISTERMINT), toothpaste (COOLMINT LISTERINE and COOLMINT LISTERINE Tartar Control), effervescent denture cleaning tablets and denture cleanser pastes (EFFERDENT, EFFERDENT PLUS and FRESH 'N BRITE), denture adhesives (EFFERGRIP), head lice treatments (NIX) and diaper rash preparations (BOROFAX).

     In 1993, Warner-Lambert and Glaxo Wellcome formed a joint venture in the United States, to develop, seek approval of and market over-the-counter ('OTC') versions of Glaxo Wellcome prescription drugs in the United States. On June 30, 1996 Warner-Lambert and Glaxo Wellcome formed additional joint ventures to develop and market certain Glaxo Wellcome OTC switch products in other major markets, including the United Kingdom (the 'Glaxo Wellcome Warner-Lambert joint venture(s)'). In April 1996, the Glaxo Wellcome Warner-Lambert joint venture in the United States began marketing ZANTAC 75, an OTC version of Glaxo Wellcome's prescription drug ZANTAC, for the treatment of episodic heartburn, acid indigestion and sour stomach. ZANTAC 75 has been marketed for OTC use by the Glaxo Wellcome Warner-Lambert joint venture in the United Kingdom and Australia as a treatment for these same symptoms. Glaxo Wellcome and Warner-Lambert have also been marketing an allergy nasal spray, BECONASE, an OTC version of Glaxo Wellcome's prescription drug, in the United Kingdom and ZOVIRAX, a cold sore cream, in Germany, France, the United Kingdom, Australia and certain other countries.

     In 1996, the Company purchased Glaxo Wellcome's United States, European, Canadian, Australian and New Zealand interests in other joint venture operations between Warner-Lambert and Glaxo Wellcome relating to nonpresciption consumer health care products (e.g. ACTIFED, NEOSPORIN and SUDAFED) and certain OTC assets in Mexico, effectively ending this joint venture with Glaxo Wellcome. The purchase price for the entire transaction was approximately $1.1 billion.

     Over-the-counter products are promoted principally through consumer advertising and promotional programs and some are promoted directly to health care professionals. They are sold principally to drug wholesalers, chain and retail pharmacies, chain and independent food stores, mass merchandisers, physician supply houses and hospitals.

     Shaving Products: Warner-Lambert manufactures and sells razors and blades, both domestically and internationally. Shaving products are manufactured and marketed under the SCHICK and other trademarks worldwide and the WILKINSON SWORD trademark in Europe, the United States and

Canada. Permanent (nondisposable) products are marketed under various trademarks including FX HYPER, FX PERFORMER, INJECTOR, LADY PROTECTOR, PERSONAL TOUCH, PROTECTOR, SILK EFFECTS, SUPER II, SUPER II PLUS, TRACER/FX and ULTREX PLUS. Disposable products are marketed under a variety of trademarks including COLOURS, EXTRA II, PERSONAL TOUCH, RETRACTOR, SCHICK Disposable, ST and ULTREX Disposable. In some countries, Warner-Lambert also sells a shaving-related line of toiletries.

     Warner-Lambert's shaving products are promoted principally through consumer advertising and promotional programs. They are distributed directly to wholesalers for sale to smaller retailers, drugstores, pharmacies and to retail outlets, including pharmacies, food stores, variety stores, mass merchandisers and other miscellaneous outlets.

     Pet Care Products: Warner-Lambert manufactures and/or sells various products on a worldwide basis for ornamental fish and for reptiles and other small pets, as well as books relating to various pets, under various trademarks including HILENA, TETRA, TETRA POND, TETRA PRESS, TETRA SECONDNATURE, TETRA TERRAFAUNA and ZOOMEDICA. In addition, Warner-Lambert manufactures and/or distributes aquarium products (including power filters and replacement cartridges, air pumps, heaters, plastic plants and other accessories) that are marketed largely under the SECONDNATURE, TETRA tec and WHISPER trademarks. These pet care products are promoted to consumers through advertising, direct marketing and sponsorship programs and to retailers through direct promotion, advertising in trade publications and TETRA Club membership. They are sold to wholesalers for sale to smaller retailers and directly to larger chain stores and retailers, in each case for ultimate sale to consumers.

Confectionery Products

     The principal products of Warner-Lambert in its Confectionery Products segment are chewing gums, breath mints and cough tablets.

     Warner-Lambert manufactures and/or sells, in the United States and/or internationally, a broad line of chewing gums, bubble gums, breath mints and cough tablets. Among these products are chewing gums (CHICLETS, CHICLETS TINY SIZE, CINN*A*BURST, MINT*A*BURST, FRUIT*A*BURST, CLORETS, DENTYNE, DENTYNE Sugarfree, DENTYNE Ice'tm' and TRIDENT) and bubble gums (BUBBLICIOUS, BUBBALOO and MOTITAS). The breath mint line includes CERTS, Sugarfree CERTS, CERTS COOL MINT DROPS, CERTS COOL MINT DROPS Freshmint, CERTS Powerful Mints and CLORETS. The cough tablet line consists of HALLS, HALLS Juniors, HALLS-PLUS, Sugar Free HALLS and HALLS Vitamin C. The Company also sells throat drops (CELESTIAL SEASONINGS SOOTHERS) and dietary supplements (HALLS Zinc Defense'tm' and CELESTIAL SEASONINGS HERBAL COMFORT). In addition, the Company sells several specialty candies and mints, including a line of hard candies and mints that are sold under the SAILA and Koldt'tm' trademarks. The Koldt product is sold as CLORETS Optimints'tm' in Thailand.

     In 1997, Warner-Lambert launched CERTS Powerful Mints, a flavored mint with RETSYN, CERTS COOL MINT DROPS Freshmint, an oval-shaped breath drop with a flavored center formula, DENTYNE Ice'tm', a sugar-free pellet-form gum and two dietary supplements, HALLS Zinc Defense'tm' and CELESTIAL SEASONINGS HERBAL COMFORT with echinacea in the United States.

     Warner-Lambert's confectionery products are promoted directly to the consumer primarily through consumer advertising and in-store promotion programs. They are sold directly to chain and independent food stores, chain and independent pharmacies and mass merchandisers or through candy and tobacco wholesalers and to other miscellaneous outlets which in turn sell to consumers.

INTERNATIONAL OPERATIONS

     Although Warner-Lambert has globalized most of its organization on a segment basis, Warner-Lambert's international businesses are carried on principally through subsidiaries and branches, which are generally staffed and managed by citizens of the countries in which they operate. Approximately 27,000 of Warner-Lambert's employees are located outside the United States and Puerto Rico and only a small number of such employees are United States citizens. Certain of the products described above are manufactured and marketed solely in the United States and certain other products are manufactured and marketed solely in one or more foreign countries.

     International sales to unaffiliated customers in 1997 amounted to approximately 48% of the Company's worldwide sales. International sales do not include sales of products exported from the United States, which sales represent less than 1% of total United States sales. The seven largest markets with respect to the distribution of Warner-Lambert products sold outside the United States during 1997 were Germany, Japan, France, Canada, the United Kingdom, Mexico and Brazil. Sales in these markets accounted for approximately 60% of Warner-Lambert's international sales, with no one country accounting for more than 12% of international sales.

     On January 1, 1996 the Company's international businesses changed their reporting period from a fiscal-year basis ending November 30 to a calendar-year basis ending December 31. See Note 1 to the consolidated financial statements on page 36 of the Warner-Lambert 1997 Annual Report, incorporated herein by reference.

     In March 1997, Warner-Lambert opened confectionery plants in Guangzhou, China and Bangalore, India. Both plants are currently manufacturing and selling HALLS cough tablets and CLORETS and CHICLETS chewing gums.

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

YEAR 2000

     Discussion on how the Company is addressing year 2000 compliance, set forth under the caption 'Management's Discussion and Analysis' on page 51 of the Annual Report, is incorporated herein by reference.

MATERIALS AND SUPPLIES

     Warner-Lambert's products, in general, are produced and packaged at its own facilities. Other than certain products manufactured by Glaxo Wellcome through its subcontractors, certain pet products and certain other products (including the active ingredient for REZULIN (troglitazone), which is supplied by Sankyo), relatively few items are manufactured in whole or in part by outside suppliers. Raw materials and packaging supplies are purchased from a variety of outside suppliers. Although the Company, in an effort to achieve cost savings, is consolidating its sources of outside supply, the Company does not believe that the loss of any one source of such materials and supplies (other than the supply of the active ingredient for REZULIN from Sankyo) would have a material effect on the business of any of Warner-Lambert's industry segments. Warner-Lambert seeks to protect against fluctuating costs and to assure availability of raw materials and packaging supplies by, among other things, locating alternative sources of supply and, in some instances, making selective advance purchases.

TRADEMARKS AND PATENTS

     Warner-Lambert's major trademarks are registered in the United States and other countries where its products are marketed. Warner-Lambert believes these trademarks are important to the marketing of the related products and acts to protect them from infringement. Warner-Lambert owns and/or licenses many patents and has many patent applications pending in the patent offices of the United States and other countries. Although a number of products and product lines have patent protection that is significant in the marketing of such products, the management of Warner-Lambert does not consider that any single patent or related group of patents is material to Warner-Lambert's business as a whole or any of its industry segments. Warner-Lambert anticipates, however, that patents on LIPITOR and REZULIN may, in the future, become material to Warner-Lambert's business as a whole.

RESEARCH AND DEVELOPMENT

     Warner-Lambert employs over 2,000 scientific and technical personnel in research and development activities at various research facilities located in the United States and in foreign countries. Warner-Lambert invested approximately $672 million in research and development in 1997, compared with $555 million in 1996 and $501 million in 1995. Approximately 85% of Warner-Lambert's 1997 research and development spending was related to pharmaceutical products. Warner-Lambert believes research and development activities are essential to its business and intends to continue such activities.

EMPLOYEES

     At December 31, 1997, approximately 40,000 people were employed by Warner-Lambert throughout the world.

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

     In 1993, a consent decree with the FDA was entered into by Warner-Lambert and two of its principal officers, covering issues related to manufacturing and quality practices and procedures. The decree is a court-approved agreement that primarily requires Warner-Lambert to certify that laboratory and/or manufacturing facilities in the United States and Puerto Rico are in compliance with current Good Manufacturing Practices established by the FDA. Relevant facility and laboratory certifications have been obtained in all United States and Puerto Rico plants. The terms of the consent decree are applicable until at least August 1998.

     In October 1996, the United States Congress enacted the Comprehensive Methamphetamine Control Act of 1996 (the 'Methamphetamine Control Act') which brought certain of the Company's over-the-counter pharmaceutical products containing pseudoephedrine hydrochloride under the chemical control provisions of the Controlled Substances Act through the revocation of an exemption for listed chemicals contained in drugs lawfully marketed under the Federal Food, Drug, and Cosmetic Act. The Methamphetamine Control Act, among other things, imposes new regulatory restrictions on persons handling such products including recordkeeping and reporting of certain transactions to the Drug Enforcement Administration. However, the Methamphetamine Control Act creates a 'safe harbor' for traditional retail outlets which sell pharmaceutical products in designated packaging containing limited amounts of pseudoephedrine almost exclusively for personal use to walk-in customers or in face-to-face direct sales. These retailers will not, in general, be subject to the recordkeeping and reporting requirements of the Methamphetamine Control Act. Warner-Lambert believes that the Methamphetamine Control Act will not have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year.

     On July 30, 1997, the European Community Decision 97/534 (the 'Decision') was adopted prohibiting the use or importation in the European Union market of any bovine, ovine or caprine products that potentially contain specified risk materials (including the use of these materials in food, medicinal products and cosmetics). The Decision was enacted to address the concern over the possible spread of transmissible spongiform encephalopathy and could have the effect of banning ruminant materials such as gelatin, glycerin, tallow and tallow derivatives that are pervasive in the pharmaceutical, over-the-counter drug, food and other industries. The Decision initially was intended to become effective on January 1, 1998, but given the potential impact the Decision may have on the availability of necessary pharmaceutical, over-the-counter drug and food products, its effective date was delayed until April 1, 1998. European Community legislators are considering further amendments to the Decision that would allow for the continued sale and import of a majority of the Company's affected products in the European Union market. If such amendments are not enacted, the Decision could have a material adverse impact on Warner-Lambert's business.

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

     Warner-Lambert is involved in various administrative or judicial proceedings related to environmental actions initiated by the Environmental Protection Agency (the 'EPA') under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. For some of the sites, other parties (defined as potentially responsible parties) may be jointly and severally responsible, along with Warner-Lambert, to pay remediation and other related expenses. For other sites, for example, those sites which Warner-Lambert currently owns or previously owned, Warner-Lambert may be the sole party responsible for clean-up costs. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flow or results of operations for any year. Actions with respect to environmental programs and compliance result in operating expenses and capital expenditures. Warner-Lambert's capital expenditures with respect to environmental programs and compliance in 1997 were not, and in 1998 are not expected to be, material to the business of Warner-Lambert.

     For additional information relating to environmental matters, see 'Item 3. Legal Proceedings' and Note 17 to the consolidated financial statements on page 45 of the Warner-Lambert 1997 Annual Report, incorporated herein by reference.

ITEM 2. PROPERTIES.

     The executive offices of Warner-Lambert are located in Morris Plains, New Jersey. In the United States, including Puerto Rico, Warner-Lambert owns facilities aggregating approximately 6,996,000 square feet and leases facilities having an aggregate of approximately 408,000 square feet.

     Warner-Lambert's United States manufacturing plants are located in Lititz, Pennsylvania (pharmaceuticals and consumer health care products); Rockford, Illinois (confectionery products); Holland, Michigan (pharmaceuticals); Morris Plains, New Jersey (consumer health care products); Greenwood, South Carolina (capsules); Milford, Connecticut (razors and blades); and Blacksburg, Virginia (pet care products). Warner-Lambert Inc., a wholly-owned subsidiary of Warner-Lambert operating in Puerto Rico, has plants located in Fajardo (pharmaceuticals) and Vega Baja (pharmaceuticals, consumer health care and confectionery products). Parke-Davis Pharmaceuticals Limited, a wholly-owned subsidiary of Warner-Lambert, operating in Puerto Rico, has a plant located in Vega Baja (pharmaceuticals). On March 1, 1998, Warner-Lambert Inc. and Warner-Lambert licensed certain intellectual property and transferred certain tangible assets in Vega Baja to Parke-Davis Pharmaceuticals Limited. For a discussion on the sale of the manufacturing facility located in Rochester, Michigan see 'Item 1. Business Segments -- Pharmaceutical Products' above.

     In the United States, Warner-Lambert currently distributes its various products through two distribution centers located in Lititz, Pennsylvania and Elk Grove, Illinois. Principal United States research facilities are located in Ann Arbor, Michigan (pharmaceuticals) and Morris Plains, New Jersey (pharmaceuticals, consumer health care and confectionery products).

     Internationally, Warner-Lambert owns, leases or operates, through its subsidiaries or branches, 69 production facilities in 33 countries. Principal international manufacturing plants are located in Germany, Canada, Mexico, Japan, Ireland, France, Brazil, Colombia and Australia. Principal international research facilities are located in France, Germany, Japan, the United Kingdom and Canada.

     In order to achieve its objectives of increased efficiency and a lower cost of goods sold, Warner-Lambert, over a number of years and at significant cost, has consolidated many of its plants and facilities around the world. This has often resulted in the production of pharmaceutical products, consumer health care products and/or confectionery products at a single facility. The loss of one or more of Warner-Lambert's own production and packaging facilities could have a material adverse effect on certain of Warner-Lambert's industry segments.

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

     In late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, was sued in a number of state and federal antitrust lawsuits seeking damages (including trebled and statutory damages, where applicable) and injunctive relief. These actions arose from allegations that the defendant drug companies, acting alone or in concert, engaged in differential pricing whereby they favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to retail pharmacies. The federal cases, which were brought by retailers, have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also contains certain commitments regarding Warner-Lambert's pricing of brand name prescription drugs. Appeals of the District Court's approval of this settlement were unsuccessful, and the commitments have become effective. Certain other rulings of the judge presiding in this case were also appealed, and the judge was reversed on all rulings. The cases have been remanded to the District Court, and trial of the class action conspiracy suit against the non-settling defendant pharmaceutical manufacturers and wholesalers has been scheduled for September 1998.

     In April 1997, after execution of the federal class settlement referred to above but prior to the formal effectiveness of its pricing commitments, the same plaintiff-class members brought a new purported class action relating to the time period subsequent to the execution of the settlement. This new class suit sought only injunctive relief. At present, Warner-Lambert cannot predict the outcome of this and the other remaining federal lawsuits in which it is a defendant.

     The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts filed in Alabama, Minnesota, Mississippi and Wisconsin brought by classes of pharmacies, each arising from the same allegations of differential pricing. With its co-defendants, the Company has agreed to settle the Minnesota and Wisconsin actions. The Company's share of the Minnesota settlement, which has been approved and its share of the Wisconsin Settlement, which is still subject to court approval, are not material. In addition, the Company is named in class action complaints filed in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, Wisconsin and the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. These cases also arise from the same allegations of differential pricing. It is too early to predict the outcome of the remaining actions, but Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

     The Federal Trade Commission (the 'FTC') is conducting an investigation to determine whether Warner-Lambert and twenty-one other pharmaceutical manufacturers have engaged in concerted activities to raise the prices of pharmaceutical products in the United States. Warner-Lambert was served with and responded to two subpoenas from the FTC in 1996 and 1997, respectively, and is continuing to cooperate with this investigation. Warner-Lambert cannot at present predict the outcome of this investigation.

     In 1993, Warner-Lambert received a Complaint and Compliance Order (the 'Complaint') from the EPA seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act, Boilers and Industrial Furnace regulations. Warner-Lambert is contesting the allegations contained within the Complaint and has entered into negotiations with the EPA in an attempt to resolve these issues. An administrative hearing on all counts of the Complaint is scheduled for March 1998. Although it is too early to predict the outcome of this action, Warner-Lambert does not at present expect this litigation to have a material adverse effect on its financial position, liquidity, cash flow or results of operations.

     Warner-Lambert Inc. has been named as a defendant in class actions filed in Puerto Rico Superior Court by current and former employees from the Vega Baja, Carolina and Fajardo plants, as well as Kelly Services temporary employees assigned to those plants. The lawsuits seek monetary relief for alleged violations of local statutes and decrees relating to meal period payments, minimum wage, overtime and vacation pay. Warner-Lambert believes that these actions are without merit and will defend these actions vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect these lawsuits to have a material adverse effect on the Company's financial position, liquidity, cash flow or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of Warner-Lambert as of March 1, 1998 is set forth below:

                                              POSITIONS AND                  PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                     AND EMPLOYMENT
              NAME                 AGE       WITH REGISTRANT                  DURING PAST 5 YEARS
---------------------------------  ---    ----------------------  -------------------------------------------
Melvin R. Goodes.................  62     Chairman of the Board   Chairman of the Board and Chief Executive
                                            and Chief Executive     Officer (since August 1991)
                                            Officer; Director
Lodewijk J. R. de Vink...........  53     President and Chief     President and Chief Operating Officer
                                            Operating Officer;      (since August 1991)
                                            Director
John F. Walsh....................  55     Executive Vice          Executive Vice President (since January
                                            President               1991); President, Shaving Products Group
                                                                    (since August 1997); President, Consumer
                                                                    Healthcare Sector (December 1994 -- July
                                                                    1997); President, Consumer Products
                                                                    Sector (January 1992 -- December 1994)
Ernest J. Larini.................  55     Vice President and      Vice President and Chief Financial Officer
                                            Chief Financial         (since November 1992); Vice President,
                                            Officer                 Financial Administration (June 1992 --
                                                                    October 1992); Vice President and
                                                                    Controller (May 1990 -- May 1992)
J. Frank Lazo....................  50     Vice President          Vice President (since April 1990);
                                                                    President, Adams (since December 1994);
                                                                    President, Latin
                                                                    America/Asia/Australia/Middle East/Africa
                                                                    Group (January 1992
                                                                     -- December 1994)
S. Morgan Morton.................  58     Vice President          Vice President (since January 1994);
                                                                    President, Consumer Healthcare Sector
                                                                    (since August 1997); President,
                                                                    Warner-Lambert Consumer Healthcare U.S.A.
                                                                    (June 1996 -- July 1997); President,
                                                                    Warner Wellcome Consumer Healthcare
                                                                    U.S.A. (December 1995 -- June 1996);
                                                                    President, Shaving Products Group
                                                                    (September 1993 -- December 1995);
                                                                    President, Schick (January
                                                                    1992 -- September 1993)
Anthony H. Wild, Ph.D............  49     Vice President          Vice President (since September 1995);
                                                                    President, Pharmaceutical Sector (since
                                                                    May 1996); President, Parke-Davis, North
                                                                    America (February 1995 -- May 1996);
                                                                    President, Schering-Plough-Japan,
                                                                    Schering-Plough Corporation (August
                                                                    1989 -- February 1995)

                                                  (table continued on next page)

(table continued from previous page)

                                              POSITIONS AND                  PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                     AND EMPLOYMENT
              NAME                 AGE       WITH REGISTRANT                  DURING PAST 5 YEARS
---------------------------------  ---    ----------------------  -------------------------------------------
John S. Craig....................  46     Vice President          Vice President (since January 1996);
                                                                    President, Adams USA (since July 1995);
                                                                    President and Chief Executive Officer,
                                                                    Lender's Bagel Bakery division of Kraft
                                                                    Foods, Inc. (September 1986 -- February
                                                                    1994)
Ronald M. Cresswell, Ph.D........  63     Vice President          Vice President (since May 1988); Chairman,
                                                                    Parke-Davis Research (since November
                                                                    1989)
Raymond M. Fino..................  55     Vice President          Vice President, Human Resources (since
                                                                    January 1985)
Philip M. Gross..................  56     Vice President          Vice President (since January 1990); Vice
                                                                    President, Strategic Management Processes
                                                                    (since January 1994); President, Novon
                                                                    Products Group (January 1990 -- January
                                                                    1994)
Gregory L. Johnson...............  51     Vice President and      Vice President and General Counsel (since
                                            General Counsel         October 1983)
Richard W. Keelty................  56     Vice President          Vice President (since January 1996); Vice
                                                                    President, Public Affairs, (since
                                                                    December 1995); Vice President, Public
                                                                    Relations (November 1990 -- November
                                                                    1995)
Joseph E. Lynch..................  46     Vice President and      Vice President and Controller (since June
                                            Controller              1995); Comptroller, American Home
                                                                    Products Corporation (March 1995 -- June
                                                                    1995); Director, Corporate Accounting and
                                                                    Budgets, American Cyanamid Company (June
                                                                    1991 -- March 1995)
F. Phillip Milhomme..............  61     Vice President          Vice President (since January 1992);
                                                                    President, Adams, Europe/Middle
                                                                    East/Africa (since December 1994);
                                                                    President, Consumer Products, Europe
                                                                    (January 1992 -- December 1994)
Harold F. Oberkfell..............  51     Vice President          Vice President (since January 1992);
                                                                    President, Latin America/Asia Sector
                                                                    (since February 1995); President,
                                                                    Parke-Davis, North America (January
                                                                    1992 -- February 1995)
Maurice A. Renshaw...............  51     Vice President          Vice President (since January 1997);
                                                                    President, Parke-Davis, U.S. and Mexico
                                                                    (since August 1996); President,
                                                                    Warner-Lambert KK, Japan (December
                                                                    1989 -- August 1996)
William S. Woodson...............  63     Vice President and      Vice President and Treasurer (since
                                            Treasurer               December 1991)
Rae G. Paltiel...................  51     Secretary               Secretary (since February 1986)

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

     Mr. Lynch has been employed by Warner-Lambert since June 1995. Prior to that time and during his last three months with American Cyanamid Company, which was acquired by American Home Products Corporation in November 1994, Mr. Lynch performed certain functions of Comptroller at American Home Products Corporation from March 1995 to June 1995. American Home Products is a multinational health care and food products company with sales of approximately $9.0 billion in 1994. From April 1991 to March 1995, Mr. Lynch held the position of Director, Corporate Accounting and Budgets, American Cyanamid Company. Prior to being acquired by American Home Products Corporation, American Cyanamid Company was a multinational medical and agricultural products company with sales of approximately $4.3 billion in 1993.

     Dr. Wild has been employed by Warner-Lambert since February 1995. Prior to that time, Dr. Wild had been employed by Schering-Plough Corporation. From August 1989 to February 1995, Dr. Wild held the position of President of Schering-Plough-Japan. Schering-Plough Corporation, a multinational pharmaceutical company, had sales of approximately $4.5 billion in 1994.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's stock is traded is the New York Stock Exchange, but the stock is also listed and traded on the following domestic and international stock exchanges: Chicago, Pacific, London and Zurich. Shareholders of record totaled approximately 40,000 as of December 31, 1997. Cash dividends paid in 1997 totaled $413.1 million. A dividend of $.38 per share was paid in each quarter of 1997 for an annual total of $1.52 per share. This was a 10.1% increase over the prior year total of $1.38 per share, paid in four quarterly dividends of $.345 per share during 1996. The information set forth under the caption 'Market Prices of Common Stock and Dividends' on page 48 of the Warner-Lambert 1997 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption 'Five-Year Summary of Selected Financial Data' on page 32 of the Warner-Lambert 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption 'Management's Discussion and Analysis' on pages 49 through 52 of the Warner-Lambert 1997 Annual Report is incorporated herein by reference and should be read in conjunction with the consolidated financial statements and the notes thereto contained on pages 33 through 46 of the Warner-Lambert 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information set forth under the caption 'Management's Discussion and Analysis' on page 52 of the Warner-Lambert 1997 Annual Report and in Note 10 to the consolidated financial statements on pages 39 through 40 of the Warner-Lambert 1997 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Warner-Lambert and its subsidiaries, listed in Item 14(a)1 and included in the Warner-Lambert 1997 Annual Report on pages 33 through 46, together with the report thereon of Price Waterhouse LLP dated January 26, 1998 on page 47 of the Warner-Lambert 1997 Annual Report, and quarterly financial information on page 48 of the Warner-Lambert 1997 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information relating to the Warner-Lambert Directors and nominees is incorporated herein by reference from pages 2 through 9 of the Warner-Lambert Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1998. Information relating to executive officers of Warner-Lambert is set forth in Part I of this Form 10-K on pages 10 through 12. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the Proxy Statement, referred to above, at page 11 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation is contained in the Proxy Statement, referred to above in Item 10, at pages 13 through 24 and such information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. ALL FINANCIAL STATEMENTS

       The following items are included in Part II of this report through incorporation by reference to pages 33 through 47 of the Warner-Lambert 1997 Annual Report:

               Consolidated Statements of Income for each of the three years in the period ended December 31, 1997.

               Consolidated Statements of Retained Earnings for each of the three years in the period ended December 31, 1997.

               Consolidated Balance Sheets at December 31, 1997 and 1996.

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.

               Notes to Consolidated Financial Statements.

               Report by Management.

               Report of Independent Accountants.

    2. FINANCIAL STATEMENT SCHEDULE

       Included in Part IV of this report:

             Report of Independent Accountants on Financial Statement Schedule.

             Schedule II  -- Valuation and Qualifying Accounts.

       Schedules other than those listed above are omitted because they are either not applicable or the required information is included through incorporation by reference to pages 33 through 47 of the Warner-Lambert 1997 Annual Report.

    3. EXHIBITS

        (3) Articles of Incorporation and By-Laws.

          (a) Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 23, 1996 (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K, dated April 23, 1996 (File No. 1-3608)).

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

       (10) Material contracts.

           (a)*   Warner-Lambert Company 1983 Stock Option Plan, as amended to March 25, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1997 (File No. 1-3608)).
           (b)*   Warner-Lambert Company 1987 Stock Option Plan, as amended to March 25, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1997 (File No. 1-3608)).

           (c)*   Warner-Lambert Company 1989 Stock Plan, as amended to March 25, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1997 (File No. 1-3608)).
           (d)*   Warner-Lambert Company 1992 Stock Plan, as amended to March 25, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1997 (File No. 1-3608)).
           (e)*   Warner-Lambert Company 1996 Stock Plan, as amended to November 25, 1997.
           (f)*   Warner-Lambert Company Incentive Compensation Plan, as amended to September 27, 1994
                  (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-3608)).
           (g)*   Warner-Lambert Company Supplemental Pension Income Plan, as amended to November 28, 1995
                  (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December
                  31, 1995 (File No. 1-3608)).
           (h)*   Group Plan Participation by Non-employee Directors (Incorporated by reference to
                  Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-3608)).
           (i)*   Warner-Lambert Company Directors' Retirement Plan, as amended to June 1, 1995 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1995 (File No. 1-3608)).
           (j)*   Warner-Lambert Excess Savings Plan, formerly Warner-Lambert Supplemental Savings Plan, as amended to October 1, 1997.
           (k)*   Warner-Lambert Company Executive Severance Plan, as amended to March 25, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1997 (File No. 1-3608)).
           (l)*   Restricted Stock Plan for Directors of Warner-Lambert Company, as amended to January 28, 1992
                  (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December
                  31, 1991 (File No. 1-3608)).
           (m)*   Employment Agreement dated September 24, 1985 between Warner-Lambert Company and Melvin R.
                  Goodes, Chairman of the Board and Chief Executive Officer, as amended to August 1, 1991
                  (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 1-3608)).
           (n)*   Employment Agreement effective as of August 1, 1991 between Warner-Lambert Company and
                  Lodewijk J. R. de Vink, President and Chief Operating Officer (Incorporated by reference to
                  Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File
                  No. 1-3608)).

      (12) Computation of Ratio of Earnings to Fixed Charges.

      (13) Copy of the Warner-Lambert Company Annual Report for the year ended December 31, 1997. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.

      (21) Subsidiaries of the registrant.

      (23) Consent of Independent Accountants.

      (27) Financial Data Schedule (EDGAR filing only).

      (99) Cautionary Statements Relating to 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995.

------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(B) REPORTS ON FORM 8-K

      (1) A Current Report on Form 8-K, dated March 25, 1997, was filed with the Securities and Exchange Commission during the quarter ended March 31, 1997, in connection with the amendment by the Board of Directors of the Company of the Company's preferred share purchase rights (originally declared as a dividend on June 28, 1988), as more fully described in the Amended and Restated Rights Agreement dated as of March 25, 1997, between the Company and First Chicago Trust Company of New York, as Rights Agent.

      (2) A Current Report on Form 8-K, dated December 1, 1997, was filed with the Securities and Exchange Commission in December 1997, in connection with new label changes for REZULIN (troglitazone), the Company's drug for type 2 diabetes.

     Warner-Lambert will furnish to any holder of its securities, upon request and at a reasonable cost, copies of the Exhibits listed in Item 14.

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
  WARNER-LAMBERT COMPANY

     Our audits of the consolidated financial statements referred to in our report dated January 26, 1998 appearing on page 47 of the 1997 Annual Report to Shareholders of Warner-Lambert Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICE WATERHOUSE LLP

4 Headquarters Plaza North
Morristown, New Jersey
January 26, 1998

                                                                     SCHEDULE II

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   ADDITIONS
                                                                     BALANCE AT    CHARGED TO                  BALANCE
                                                                     BEGINNING     COSTS AND                   AT END
                           DESCRIPTION                                OF YEAR       EXPENSES     DEDUCTIONS    OF YEAR
------------------------------------------------------------------   ----------    ----------    ----------    -------
                                                                                   (DOLLARS IN MILLIONS)

Year ended December 31, 1997:
     Allowance for doubtful accounts..............................     $ 36.6        $  3.9        $  6.0       $34.5
     Allowance for deferred tax assets............................       28.8            .1         --           28.9
                                                                     ----------    ----------    ----------    -------
                                                                       $ 65.4        $  4.0        $  6.0       $63.4
                                                                     ----------    ----------    ----------    -------
                                                                     ----------    ----------    ----------    -------
Year ended December 31, 1996:
     Allowance for doubtful accounts..............................     $ 20.7        $ 22.3        $  6.4       $36.6
     Allowance for deferred tax assets(a).........................       37.0         --              8.2        28.8
                                                                     ----------    ----------    ----------    -------
                                                                       $ 57.7        $ 22.3        $ 14.6       $65.4
                                                                     ----------    ----------    ----------    -------
                                                                     ----------    ----------    ----------    -------
Year ended December 31, 1995:
     Allowance for doubtful accounts..............................     $ 21.8        $  4.3        $  5.4       $20.7
     Allowance for deferred tax assets(b).........................       44.6         --              7.6        37.0
                                                                     ----------    ----------    ----------    -------
                                                                       $ 66.4        $  4.3        $ 13.0       $57.7
                                                                     ----------    ----------    ----------    -------
                                                                     ----------    ----------    ----------    -------

------------

 (a) In 1996, the decrease in valuation allowances of $8.2 primarily reflected the impact of European deferred tax assets related to restructuring reserve activity.

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

                                          WARNER-LAMBERT COMPANY
                                               Registrant

Dated as of March 24, 1998       By             /S/ MELVIN R. GOODES
                                 ..............................................
                                                 Melvin R. Goodes
                                               Chairman of the Board
                                            and Chief Executive Officer

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

                   /S/ JOSEPH E. LYNCH
By    ................................................
                      Joseph E. Lynch
               Vice President and Controller
               (Principal Accounting Officer)
                                                           March 24, 1998

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

                    /S/ JOHN A. GEORGES
By    ................................................
                 John A. Georges, Director

                  /S/ WILLIAM H. GRAY III
By    ................................................
               William H. Gray III, Director

                   /S/ WILLIAM R. HOWELL
By    ................................................
                William R. Howell, Director

                 /S/ LASALLE D. LEFFALL, JR.
By    ................................................
          LaSalle D. Leffall, Jr., M.D., Director

                  /S/ PATRICIA SHONTZ LONGE
By    ................................................
           Patricia Shontz Longe, Ph.D., Director            March 24, 1998

                   /S/ GEORGE A. LORCH
By    ................................................
                 George A. Lorch, Director

                     /S/ ALEX J. MANDL
By    ................................................
                  Alex J. Mandl, Director

                    /S/ LAWRENCE G. RAWL
By    ................................................
                 Lawrence G. Rawl, Director

                   /S/ MICHAEL I. SOVERN
By    ................................................
                Michael I. Sovern, Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
------                                   -----------------------

  (3)     Articles of Incorporation and By-Laws.
          (a)   Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 23, 1996 (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K, dated
                April 23, 1996 (File No. 1-3608)).
          (b)   By-Laws of Warner-Lambert Company, as amended to October 25, 1988 (Incorporated by reference to
                Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988 (File No.
                1-3608)).
  (4)     Instruments defining the rights of security holders, including indentures.
          (a)   Amended and Restated Rights Agreement, dated as of March 25, 1997, between Warner-Lambert Company and First Chicago Trust Company of New York, as Rights Agent (Incorporated by reference to
                Warner-Lambert's Registration Statement on Form 8-A, dated June 28, 1988, as amended by Form 8-A/A, dated July 5, 1989 and by Form 8-A/A, dated March 27, 1997 (File No. 1-3608)).
          (b)   Warner-Lambert agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt of Warner-Lambert. The principal amount of debt issues authorized under each such instrument does not exceed 10% of the total assets of Warner-Lambert.
 (10)     Material contracts.
          (a)   Warner-Lambert Company 1983 Stock Option Plan, as amended to March 25, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
                (File No. 1-3608)).
          (b)   Warner-Lambert Company 1987 Stock Option Plan, as amended to March 25, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
                (File No. 1-3608)).
          (c)   Warner-Lambert Company 1989 Stock Plan, as amended to March 25, 1997 (Incorporated by reference to
                Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No.
                1-3608)).
          (d)   Warner-Lambert Company 1992 Stock Plan, as amended to March 25, 1997 (Incorporated by reference to
                Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (File No.
                1-3608)).
          (e)   Warner-Lambert Company 1996 Stock Plan, as amended to November 25, 1997.
          (f)   Warner-Lambert Company Incentive Compensation Plan, as amended to September 27, 1994 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1994 (File No. 1-3608)).
          (g)   Warner-Lambert Company Supplemental Pension Income Plan, as amended to November 28, 1995
                (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31,
                1995 (File No. 1-3608)).
          (h)   Group Plan Participation by Non-employee Directors (Incorporated by reference to Warner-Lambert's
                Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-3608)).
          (i)   Warner-Lambert Company Directors' Retirement Plan, as amended to June 1, 1995 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995
                (File No. 1-3608)).
          (j)   Warner-Lambert Excess Savings Plan, formerly Warner-Lambert Supplemental Savings Plan, as amended to October 1, 1997.
          (k)   Warner-Lambert Company Executive Severance Plan, as amended to March 25, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997
                (File No. 1-3608)).
          (l)   Restricted Stock Plan for Directors of Warner-Lambert Company, as amended to January 28, 1992
                (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31,
                1991 (File No. 1-3608)).
          (m)   Employment Agreement dated September 24, 1985 between Warner-Lambert Company and Melvin R. Goodes,
                Chairman of the Board and Chief Executive Officer, as amended to August 1, 1991 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1991 (File No. 1-3608)).
          (n)   Employment Agreement effective as of August 1, 1991 between Warner-Lambert Company and Lodewijk J.
                R. de Vink, President and Chief Operating Officer (Incorporated by reference to Warner-Lambert's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 1-3608)).

EXHIBIT
NUMBER                                  DESCRIPTION OF DOCUMENT
------                                  -----------------------
 (12)     Computation of Ratio of Earnings to Fixed Charges.
 (13)     Copy of the Warner-Lambert Company Annual Report for the year ended December 31, 1997. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.
 (21)     Subsidiaries of the registrant.
 (23)     Consent of Independent Accountants.
 (27)     Financial Data Schedule (EDGAR filing only).
 (99)     Cautionary Statements Relating to 'Safe Harbor' Provisions of the Private Securities Litigation Reform
          Act of 1995.