Form 10-Q
period 1998-03-31
WARNER LAMBERT CO
filed 1998-05-13
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1998

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


          YES   X           NO
               ---              ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at April 30, 1998
          -----                    -----------------------------

Common Stock, $1 par value                819,487,041 *

* Adjusted to reflect a three-for-one stock split of the Registrant's Common Stock for stockholders of record as of May 8, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                  March 31,   December 31,
                                                    1998         1997
                                                  ---------   -----------
                                                   (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $   559.7     $   756.5
  Receivables                                       1,246.2       1,370.5
  Inventories                                         793.2         742.9
  Prepaid expenses and other current assets           467.8         427.1
                                                  ---------     ---------
        Total current assets                        3,066.9       3,297.0

  Investments and other assets                        609.2         593.8
  Property, plant and equipment                     2,355.0       2,427.0
  Intangible assets                                 1,683.7       1,712.7
                                                  ---------     ---------
        Total assets                              $ 7,714.8     $ 8,030.5
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt                                 $   371.8     $   372.1
  Accounts payable, trade                             818.3         890.6
  Accrued compensation                                179.1         186.6
  Other current liabilities                           861.3         894.0
  Federal, state and foreign income taxes             295.6         245.6
                                                  ---------     ---------
        Total current liabilities                   2,526.1       2,588.9

  Long-term debt                                    1,408.3       1,831.2
  Other noncurrent liabilities                        791.3         774.9

  Shareholders' equity:
     Preferred stock - none issued                      -             -
     Common stock issued: 1998 - 961,981,608
      shares; 1997 - 320,660,536 shares               962.0         320.7
     Capital in excess of par                           -           225.4
     Retained earnings                              3,674.0       3,892.6
     Treasury stock, at cost:  (1998 - 143,378,559
      shares; 1997 - 48,436,529 shares)            (1,189.0)     (1,164.5)
     Accumulated other comprehensive income          (457.9)       (438.7)
                                                  ---------     ---------
        Total shareholders' equity                  2,989.1       2,835.5
                                                  ---------     ---------
        Total liabilities and shareholders'
           equity                                 $ 7,714.8     $ 8,030.5
                                                  =========     =========

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months
                                                Ended March 31,
                                               -----------------
                                               1998         1997
                                               ----         ----

                                        (Dollars in millions, except
                                             per share amounts)


NET SALES                                  $2,218.9     $1,777.4

COSTS AND EXPENSES:

  Cost of goods sold                          604.6        549.2
  Selling, general and administrative       1,011.4        762.2
  Research and development                    182.9        133.9
  Other expense (income), net                  26.6         40.5
                                           --------     --------
      Total costs and expenses              1,825.5      1,485.8
                                           --------     --------

INCOME BEFORE INCOME TAXES                    393.4        291.6

Provision for income taxes                    114.1         87.5
                                           --------     --------
NET INCOME                                 $  279.3     $  204.1
                                           ========     ========

NET INCOME PER COMMON SHARE:

  Basic                                    $    .34 *   $    .25 *
  Diluted                                  $    .33 *   $    .24 *


DIVIDENDS PER COMMON SHARE                 $    .16 *   $    .13 *


* Amounts reflect a three-for-one stock split as described in NOTE E.

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                         ---------------
                                                         1998       1997
                                                         ----       ----
                                                      (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                       $   279.3    $ 204.1
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     71.7       62.7
       Deferred income taxes                            (36.2)      15.0
       Changes in assets and liabilities, net of
        effects from disposition of business:
           Receivables                                  107.4      (77.8)
           Inventories                                  (55.9)     (23.5)
           Accounts payable and
            accrued liabilities                         (42.1)      25.3
       Other, net                                       (30.7)     (24.5)
                                                    ---------    -------
       Net cash provided by operating activities        293.5      181.3
                                                    ---------    -------
INVESTING ACTIVITIES:
   Purchases of investments                              (9.2)      (5.9)
   Proceeds from maturities/sales of investments         13.8       69.5
   Capital expenditures                                 (91.4)     (53.6)
   Proceeds from disposition of business                125.0          -
   Other, net                                            23.2       (7.2)
                                                    ---------    -------
       Net cash provided by investing activities         61.4        2.8
                                                    ---------    -------
FINANCING ACTIVITIES:
   Proceeds from borrowings                             594.0      510.6
   Principal payments on borrowings                  (1,002.0)    (509.5)
   Purchases of treasury stock                          (37.6)     (70.8)
   Cash dividends paid                                 (130.9)    (103.1)
   Proceeds from stock option exercises                  29.7       26.6
                                                    ---------    -------
       Net cash used by financing activities           (546.8)    (146.2)
                                                    ---------    -------
Effect of exchange rate changes on cash
  and cash equivalents                                   (4.9)     (12.4)
                                                    ---------    -------
       Net (decrease) increase in cash
         and cash equivalents                          (196.8)      25.5
Cash and cash equivalents at beginning of year          756.5      390.8
                                                    ---------    -------
Cash and cash equivalents at end of period          $   559.7    $ 416.3
                                                    =========    =======

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in millions, except per share amounts)

NOTE A: The interim financial statements presented herein should be read in conjunction with Warner-Lambert Company's 1997 Annual Report.

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

NOTE E: On April 28, 1998 the stockholders approved an increase in the number of authorized shares of common stock from 500 million to
          1.2 billion in order to effectuate a three-for-one stock split effective May 8, 1998. Par value remained at $1.00 per share. The stock split was reflected in the March 31, 1998 balance sheet by increasing common stock issued by $641.3 and reducing Capital in excess of par value by $274.2 and Retained earnings by $367.1. In addition, the average number of common shares outstanding and all per share information has been restated to reflect the stock split.

NOTE F: In the first quarter of 1998, the company sold its Rochester, Michigan pharmaceutical manufacturing plant as well as certain minor prescription products for approximately $125.0. The resulting pretax gain of $66.6 was offset by costs related to the company's plans to restructure two of its foreign manufacturing facilities. The results of these transactions are recorded in Other expense (income), net for the three months ended March 31, 1998.

NOTE G: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income," which requires reporting the components of comprehensive income in a financial statement, on an annual basis, as part of a full set of general purpose financial statements. Total comprehensive income includes net income and other comprehensive income which consists primarily of foreign currency translation adjustments. Total comprehensive income for the three-month periods ended March 31, 1998 and 1997 was $260.1 and $112.2, respectively.

          In 1998, Cumulative translation adjustments, and certain other equity adjustments which were previously reported in Capital in excess of par, have been combined in one line item, Accumulated other comprehensive income, in the accompanying Condensed Consolidated Balance Sheet. These reclassifications have also been made to the 1997 Condensed Consolidated Balance Sheet.


NOTE H:   The Net income per common share computations were as follows:
          (Shares in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        1998          1997
                                                        ----          ----
          Basic:

          Net income                                  $279.3        $204.1
          Average common shares outstanding          818,056       813,929
                                                    --------      --------
                                                        $.34 *        $.25 *
                                                    ========      ========

          Diluted:

          Net income                                  $279.3        $204.1

          Average common shares outstanding          818,056       813,929
          Impact of potential future stock
             option exercises, net of shares
             repurchased                              26,470        19,376
                                                    --------      --------
          Average common shares outstanding -
             assuming dilution                       844,526       833,305
                                                    --------      --------
                                                        $.33 *        $.24 *
                                                    ========      ========

          * Amounts reflect a three-for-one stock split as described in NOTE E.

NOTE I:   Major classes of inventories were as follows:

                                        March 31, 1998    December 31, 1997
                                        --------------    -----------------

          Raw materials                      $184.0              $167.7
          Finishing supplies                   47.1                53.1
          Work in process                     115.8                95.6
          Finished goods                      446.3               426.5
                                             ------              ------
                                             $793.2              $742.9
                                             ======              ======

NOTE J:   Property, plant and equipment balances were as follows:

                                        March 31, 1998    December 31, 1997
                                        --------------    -----------------

          Property, plant and equipment   $ 3,926.4          $ 3,968.9
          Less accumulated depreciation    (1,571.4)          (1,541.9)
                                          ---------          ---------
             Net                          $ 2,355.0          $ 2,427.0
                                          =========          =========


NOTE K:   Intangible asset balances were as follows:


                                        March 31, 1998    December 31, 1997
                                        --------------    -----------------

          Goodwill                         $1,256.7           $1,267.5
          Trademarks and other
             intangibles                      596.7              602.3
          Less accumulated amortization      (169.7)            (157.1)
                                           --------           --------
             Net                           $1,683.7           $1,712.7
                                           ========           ========

NOTE L: Included in Other expense (income), net was interest expense of $35.8 and $39.2 for the first quarters of 1998 and 1997, respectively.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER ENDED MARCH 31, 1998
-----------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1997
------------------------------------------

NET SALES
---------
Sales for the first quarter of 1998 of $2,219 million were 25 percent above 1997 first quarter sales. Sales increased 29 percent, adjusting for the unfavorable impact of foreign exchange rate changes of 4 percent. The sales increase was attributable to unit volume growth of 31 percent which was partially offset by overall price decreases of 2 percent.

U.S. sales increased $392 million or 47 percent to $1,220 million. International sales increased $49 million or 5 percent to $999 million. At constant exchange rates, international sales were 14 percent above the same period last year.


SEGMENT SALES                     Three Months Ended March 31,
-------------                    ------------------------------
                                                        Percent
                                                       Increase/
   (Dollars in Millions)           1998       1997    (Decrease)
                                 ------     ------     --------
   Pharmaceutical               $ 1,125     $  686        64 %

   Consumer Health Care             650        662        (2)

   Confectionery                    444        429         4
                                 ------     ------
   Consolidated Net Sales        $2,219     $1,777        25 %
                                 ======     ======

Worldwide pharmaceutical sales increased 64 percent to $1,125 million in the first quarter of 1998. The sales increase was primarily attributable to the continued growth of the cholesterol-lowering agent LIPITOR, the type 2 diabetes drug REZULIN and the add-on epilepsy therapy NEURONTIN which achieved worldwide sales of $378 million, $138 million and $96 million, respectively. Pharmaceutical sales in the U.S. increased 93 percent to $715 million in the first quarter of 1998. International pharmaceutical sales increased 30 percent to $410 million or 40 percent at constant exchange rates.

By the end of 1998 the company expects that LIPITOR will be available in 45 markets worldwide. Large market launches in 1998 will include Australia, France, Italy and Brazil.


In the fourth quarter of 1997 the company initiated changes in the prescribing information for REZULIN in response to reports of rare cases of severe hepatic dysfunction during marked use. The changes include a recommendation that healthcare providers monitor patients for signs of liver dysfunction. The company continues to find that the benefits of REZULIN outweigh the potential risks that may be associated with the product. There are currently more than 800,000 patients on REZULIN therapy in the U.S. and an additional 200,000 in Japan.

To sustain growth in currently marketed drugs including LIPITOR, REZULIN and NEURONTIN, the company has initiated aggressive life-cycle management programs exploring new indications and patient populations.

Consumer health care product sales in the U.S. increased 8 percent to $355 million in the first quarter of 1998. Sales of the Glaxo Wellcome Warner-Lambert joint venture, including the heartburn medication ZANTAC 75, are not reflected in reported sales results since the joint venture is accounted for on an equity basis. If sales of ZANTAC 75 were included, the sales comparison would have been positively impacted by 3 percent. U.S. shaving products sales increased 40 percent to $51 million due to the launch of the PROTECTOR shaving system and the newly designed SLIM TWIN disposable razor.

International consumer health care sales fell 12 percent to $295 million, or 4 percent at constant exchange rates. If international sales of the Glaxo Wellcome Warner-Lambert joint venture were consolidated, the decline in international sales would have been positively impacted by 1 percent. International sales of the company's TETRA pet care products business fell 16 percent to $28 million, or 10 percent at constant exchange rates. This decline is primarily attributable to Japan, where sales fell due to the continued broad economic downturn in that country. International sales of the shaving products business fell 11 percent to $116 million or 5 percent at constant exchange rates. This decline is also attributable to the weakness in the Japanese economy.

Confectionery sales in the U.S. increased 17 percent to $150 million in the first quarter of 1998 primarily due to the successful 1997 launches of DENTYNE ICE chewing gum and CERTS POWERFUL Mints breath freshener and strong sales of TRIDENT sugarless gum.

International confectionery sales were $294 million, a decrease of 2 percent, or an increase of 5 percent at constant exchange rates.
The international sales decline is primarily attributable to Brazil, where sales fell due to economic softness and a lack of price increases.

COSTS AND EXPENSES
------------------
As a percentage of net sales, cost of goods sold improved to 27.2% from 30.9% in 1997. The improvement in the ratio was partly attributable to an increase in pharmaceutical segment product sales, with generally higher margins than consumer health care or confectionery products, as a percentage of total company sales.
Also contributing to the improvement were productivity improvements and a favorable product mix in the pharmaceutical segment throughout the world and in the confectionery segment in the U.S.

Selling, general and administrative expense in the first quarter of 1998 increased 33 percent compared with a net sales increase of 25 percent. As a percentage of net sales, selling, general and administrative expense for the quarter increased to 45.6% compared with 42.9% for the same quarter last year. Pharmaceutical segment expenses significantly increased to support new products. Quarterly settlements of co-promotion agreements related to LIPITOR and REZULIN are recorded in selling expense. Management expects that selling, general and administrative expenses will remain at or slightly above this level as a percent of sales for the full year.

Research and development expense increased 37 percent in the first quarter of 1998. As a percentage of net sales, research and development expense was 8.2% in the first quarter of 1998 compared with 7.5% in the first quarter of 1997. For 1998 the company plans to invest in excess of $800 million in research and development, a projected increase of almost 20 percent compared with 1997.

Other expense (income), net in the first quarter of 1998 compared favorably to the first quarter of 1997 by $14 million. The improvement was partly attributable to recorded income from the Glaxo Wellcome Warner-Lambert joint venture in 1998 as compared to a loss in 1997. Other expense (income), net in 1998 includes a gain on the sale of the company's Rochester, Michigan manufacturing plant and certain minor prescription products of $67 million which was offset by costs related to the company's plans to restructure two of its foreign manufacturing facilities.


INCOME TAXES
------------
The effective tax rate for the first quarter of 1998 decreased to 29.0% from 30.0% in 1997. The decrease of 1.0 percentage point is primarily due to increased income generated in foreign jurisdictions with lower tax rates.

NET INCOME
----------
Net income for the first quarter of 1998 increased 37 percent to $279 million.

On April 28, 1998 the stockholders approved an increase in the number of authorized shares of common stock from 500 million to 1.2 billion in order to effectuate a three-for-one stock split for all shares of record held on May 8, 1998.

Diluted earnings per share for the first quarter of 1998 increased from $0.24 to $0.33 on a post-split basis. Based on current planning assumptions, the company expects to increase earnings per share by a minimum of 35 percent this year.


LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Selected data:
                                   March 31,       December 31,
                                     1998             1997
                                    ------           ------
Net debt (in millions)              $1,132           $1,347
Net debt to net capital(equity
     and net debt)                      27%              32%

Net debt (total debt less cash and cash equivalents and other nonequity securities) decreased $215 million from December 31, 1997. Cash and cash equivalents were $560 million at March 31, 1998, a decrease of $197 million from December 31, 1997. The company also held $88 million in nonequity securities, included in other current assets and investments and other assets, that management views as cash equivalents, representing a decrease of $11 million from December 31, 1997. The total decrease in cash and cash equivalents of $208 million is offset by a decrease in total debt of $423 million.

Cash provided by operating activities for the first quarter of 1998 of $294 million was more than sufficient to fund capital expenditures of $91 million and pay dividends of $131 million.

Cash flow in the first quarter of 1998 includes proceeds of $125 million from the sale the Rochester, Michigan pharmaceutical manufacturing plant.

Planned capital expenditures for 1998 are estimated to be $800 million in support of additional manufacturing operations and expanded research facilities. Over the next four years the company plans to invest nearly $1 billion in pharmaceutical research and manufacturing infrastructure alone. The company intends to fund capital expenditures with cash provided by operations.

Statements made in this report that state "we believe," "we expect" or otherwise state the company's predictions for the future are forward-looking statements. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99 of the company's December 31, 1997 Form 10-K filed with the Securities and Exchange Commission. Exhibit 99 to the Form 10-K is incorporated by reference herein.

All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. ZANTAC 75 is a registered trademark of Glaxo Wellcome, its affiliates, related companies or licensors.




                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------

In September 1993, the U.S. Environmental Protection Agency, Region V, filed a civil administrative enforcement action against Warner-Lambert, Parke-Davis division, Holland, Michigan, seeking penalties of $268,000 for alleged violations of the Resource Conservation and Recovery Act, Boilers and Industrial Furnace regulations. Parke-Davis and Region V have agreed to settle the matter for $40,000, with no admission of liability by the Company. The agreement was filed on April 6, 1998, effectively resolving the matter.

In late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, was sued in a number of state and federal antitrust lawsuits seeking damages (including trebled and statutory damages, where applicable) and injunctive relief. These actions arose from allegations that the defendant drug companies, acting alone or in concert, engaged in differential pricing whereby they favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to retailer pharmacies. The federal cases, which were brought by retailers, have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also contains certain commitments regarding Warner-Lambert's pricing of brand name prescription drugs. Appeals of the District Court's approval of this settlement were unsuccessful, and the commitments have become effective. Certain other rulings of the judge presiding in this case were also appealed, and the judge was reversed on all rulings. The cases have been remanded to the District Court, and trial of the class action conspiracy action against the non-settling defendant pharmaceutical manufacturers and wholesalers has been scheduled for September, 1998.

In April, 1997, after execution of the federal class settlement referred to above but prior to the formal effectiveness of its pricing commitments, the same plaintiff-class members brought a new purported class action relating to the time period subsequent to the execution of the settlement. This new class suit sought only injunctive relief. At present, Warner-Lambert cannot predict the outcome of this and the other remaining federal lawsuits in which it is a defendant.

The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. Warner-Lambert has also been named as a defendant in actions in state courts filed in Alabama, Minnesota, Mississippi and Wisconsin brought by classes of pharmacies, each arising from the same allegations of differential pricing. With its co-defendants, the Company has settled the Minnesota and Wisconsin actions. The Company's share of these settlements, which have been approved, are not material. In addition, the Company is named in class action complaints filed in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, Wisconsin and the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. With its co-defendants, the Company has agreed to settle these state consumer class actions. The Company's share of these settlements, which are subject to court approval in their respective jurisdictions, is not material.

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


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a) The Annual Meeting of Shareholders of Warner-Lambert was held on April 28, 1998.

           (b) Proxies for such meeting were solicited pursuant to the definitive Proxy Statement of Warner-Lambert relating to the Annual Meeting of Shareholders held on April 28, 1998, which was filed with the Securities and Exchange Commission via EDGARLINK software on March 6, 1998.

           (c) The following describes the matters voted upon at such meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter. There were broker non-votes only with respect to item (4).

           (1)  Election of Directors:

                                                Number of Shares
                          Number of Shares       Withheld From
    Nominee                  Voted For             Voting For
----------------------    ----------------      ----------------
Robert N. Burt              244,076,919            1,232,057

Donald C. Clark             243,934,468            1,374,508

Lodewijk J. R. de Vink      243,984,242            1,324,734

John A. Georges             244,043,317            1,265,659

Melvin R. Goodes            243,996,655            1,312,321

William H. Gray III         243,846,902            1,462,074

William R. Howell           244,007,178            1,301,798

LaSalle D. Leffall, Jr.     244,057,108            1,251,868

Patricia Shontz Longe       244,048,625            1,260,351

George A. Lorch             244,040,719            1,268,257

Alex J. Mandl               244,081,548            1,227,428

Lawrence G. Rawl            243,935,024            1,373,952

Michael I. Sovern           244,051,294            1,257,682



           (2) Appointment of Independent Accountants for 1998:

                                                Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
   ----------------        ----------------     ----------------
     244,272,065                 372,594             664,317

           (3) Amendment of Certificate of Incorporation to Increase Authorized Common Stock:

                                                Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
   ----------------        ----------------     ----------------
     233,092,730               9,547,142           2,669,104

           (4) Stockholder Proposal Relating to the Company's Oral Contraceptive Business:

                                       Number of Shares
 Number of Shares   Number of Shares   Abstaining From     Broker
    Voted For         Voted Against         Voting        Non-Votes
 ----------------   ----------------   ----------------   ----------
    5,325,657          210,468,826         5,666,321      23,848,172




Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (12)  Computation of Ratio of Earnings to Fixed
                      Charges.

                (27)  Financial Data Schedule (EDGAR filing only).


           (b)  Reports on Form 8-K
                -------------------

                              Warner-Lambert has not filed any reports on Form 8-K for the quarter ended March 31, 1998.



                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                              (Registrant)



Date: May 12, 1998               By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: May 12, 1998               By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)



                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit
-----------                    -------
(12)                  Computation of Ratio of Earnings to Fixed
                      Charges.

(27)                  Financial Data Schedule (filed electronically).