Form 10-Q
period 1998-06-30
WARNER LAMBERT CO
filed 1998-08-12
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1998

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


          YES   X           NO
               ---              ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at July 31, 1998
          -----                    -----------------------------

Common Stock, $1 par value                820,899,011*

* Reflects a three-for-one stock split of the Registrant's
  Common Stock for stockholders of record as of May 8, 1998.



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                   June 30,   December 31,
                                                     1998         1997
                                                  ---------   -----------
                                                   (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $   690.1     $   756.5
  Receivables                                       1,594.9       1,370.5
  Inventories                                         830.4         742.9
  Prepaid expenses and other current assets           484.5         427.1
                                                  ---------     ---------
        Total current assets                        3,599.9       3,297.0

  Investments and other assets                        602.2         593.8
  Property, plant and equipment                     2,423.3       2,427.0
  Intangible assets                                 1,666.5       1,712.7
                                                  ---------     ---------
        Total assets                              $ 8,291.9     $ 8,030.5
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt                                 $   528.6     $   372.1
  Accounts payable, trade                             929.6         890.6
  Accrued compensation                                212.2         186.6
  Other current liabilities                           972.8         894.0
  Federal, state and foreign income taxes             307.1         245.6
                                                  ---------     ---------
        Total current liabilities                   2,950.3       2,588.9

  Long-term debt                                    1,357.2       1,831.2
  Other noncurrent liabilities                        807.1         774.9

  Shareholders' equity:
     Preferred stock - none issued                      -             -
     Common stock issued: 1998 - 961,981,608
      shares; 1997 - 320,660,536 shares               962.0         320.7
     Capital in excess of par                          46.3         225.4
     Retained earnings                              3,881.1       3,892.6
     Treasury stock, at cost: (1998 - 142,705,816
      shares; 1997 - 48,436,529 shares)            (1,240.4)     (1,164.5)
     Accumulated other comprehensive income          (471.7)       (438.7)
                                                  ---------     ---------
        Total shareholders' equity                  3,177.3       2,835.5
                                                  ---------     ---------
        Total liabilities and shareholders'
           equity                                 $ 8,291.9     $ 8,030.5
                                                  =========     =========

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                      Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                     ---------------       ---------------
                                     1998       1997       1998       1997
                                     ----       ----       ----       ----

                            (Dollars in millions, except per share amounts)


NET SALES                        $2,556.7   $1,966.7   $4,775.6   $3,744.1

COSTS AND EXPENSES:

  Cost of goods sold                655.8      593.6    1,260.4    1,142.8
  Selling, general and
    administrative                1,169.9      857.6    2,181.3    1,619.8
  Research and development          206.3      158.2      389.2      292.1
  Other expense (income), net        48.5       26.8       75.1       67.3
                                 --------   --------   --------   --------
      Total costs and expenses    2,080.5    1,636.2    3,906.0    3,122.0
                                 --------   --------   --------   --------


INCOME BEFORE INCOME TAXES          476.2      330.5      869.6      622.1

Provision for income taxes          138.1       99.1      252.2      186.6
                                 --------   --------   --------   --------
NET INCOME                       $  338.1   $  231.4   $  617.4   $  435.5
                                 ========   ========   ========   ========

NET INCOME PER COMMON SHARE:

  Basic*                         $    .41   $    .28   $    .75   $    .53
  Diluted*                       $    .40   $    .28   $    .73   $    .52


DIVIDENDS PER COMMON SHARE*      $    .16   $    .13   $    .32   $    .25


* Amounts reflect a three-for-one stock split as described in NOTE F.

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Six Months
                                                         Ended June 30,
                                                         ---------------
                                                         1998       1997
                                                         ----       ----
                                                      (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                        $  617.4   $  435.5
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    140.7      125.2
       Changes in assets and liabilities, net of
        effects from disposition of business:
           Receivables                                 (262.5)    (134.5)
           Inventories                                  (97.3)    (110.0)
           Accounts payable and accrued liabilities     258.7      141.8
       Other, net                                       (47.4)     (56.3)
                                                     --------   --------
       Net cash provided by operating activities        609.6      401.7
                                                     --------   --------
INVESTING ACTIVITIES:
   Purchases of investments                             (27.7)     (11.4)
   Proceeds from maturities/sales of investments         40.9       83.5
   Capital expenditures                                (240.1)    (144.2)
   Acquisitions of businesses                               -     (283.0)
   Proceeds from disposition of business                125.0          -
   Other, net                                            35.7       (4.1)
                                                     --------   --------
       Net cash used by investing activities            (66.2)    (359.2)
                                                     --------   --------
FINANCING ACTIVITIES:
   Proceeds from borrowings                             668.5    1,225.8
   Principal payments on borrowings                    (961.4)    (848.1)
   Purchases of treasury stock                          (96.7)     (86.2)
   Cash dividends paid                                 (262.0)    (206.3)
   Proceeds from stock option exercises                  50.0       44.0
                                                     --------   --------
       Net cash (used) provided by financing
         activities                                    (601.6)     129.2
                                                     --------   --------
Effect of exchange rate changes on cash
  and cash equivalents                                   (8.2)     (17.6)
                                                     --------   --------
       Net (decrease) increase in cash
         and cash equivalents                           (66.4)     154.1
Cash and cash equivalents at beginning of year          756.5      390.8
                                                     --------   --------
Cash and cash equivalents at end of period           $  690.1   $  544.9
                                                     ========   ========

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

NOTE E: On July 31, 1998, Warner-Lambert signed a letter of intent to acquire Glaxo Wellcome's (Glaxo) rights to over-the-counter (OTC) Zantac [R] products in the United States and Canada in exchange principally for Warner-Lambert's rights to OTC Zantac [R] products in all other markets, OTC Zovirax [R] and Beconase [R], and future Glaxo prescription to OTC switch products. These products are currently marketed through joint ventures between Warner-Lambert and Glaxo, which were formed to develop, seek approval of and market OTC versions of Glaxo prescription drugs. This transaction, which will effectively end these joint ventures, is subject to negotiation and completion of final agreements and the receipt of required corporate and regulatory approvals.

NOTE F: On April 28, 1998 the stockholders approved an increase in the number of authorized shares of common stock from 500 million to
          1.2 billion in order to effectuate a three-for-one stock split effective May 8, 1998. Par value remained at $1.00 per share. The stock split was recorded by increasing common stock issued by $641.3 and reducing Capital in excess of par value by $274.2 and Retained earnings by $367.1. In addition, the average number of common shares outstanding and all per share information have been restated to reflect the stock split.

NOTE G: In the first quarter of 1998, the company sold its Rochester, Michigan pharmaceutical manufacturing plant as well as certain minor prescription products for approximately $125.0. The resulting pretax gain of $66.6 was offset by costs related to the company's plans to close two of its foreign manufacturing facilities. The results of these transactions are recorded in Other expense (income), net for the six months ended June 30, 1998.

NOTE H: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The Statement, which is effective for the first quarter 2000, requires all derivates to be measured at fair value and recognized as either assets or liabilities. Management is in the process of reviewing this new pronouncement and currently does not expect adoption of this Statement to have a material effect on the company's consolidated financial position, liquidity, cash flows or results of operations.

          In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income," which requires reporting the components of comprehensive income in a financial statement, on an annual basis, as part of a full set of general purpose financial statements. This Statement became effective in the first quarter 1998. Total comprehensive income includes net income and other comprehensive income which consists primarily of foreign currency translation adjustments. Total comprehensive income was $324.3 and $221.1 for the second quarters of 1998 and 1997, respectively. Total comprehensive income for the six-month periods ended June 30, 1998 and 1997 was $584.4 and $333.3, respectively.

          In 1998, Cumulative translation adjustments, and certain other equity adjustments which were previously reported in Capital in excess of par, have been combined in one line item, Accumulated other comprehensive income, in the accompanying Condensed Consolidated Balance Sheet. These reclassifications have also been made to the 1997 Condensed Consolidated Balance Sheet.

NOTE I:   The Net income per common share computations were as follows:
          (Shares in thousands)

                                       Three Months Ended  Six Months Ended
                                             June 30,          June 30
                                       ----------------    ----------------
                                       1998        1997     1998       1997
                                       ----        ----     ----       ----
          Basic:

          Net income                   $338.1    $231.4    $617.4    $435.5
          Average common shares
            outstanding               819,511   814,378   818,748   814,202
                                      -------   -------   -------   -------
                                         $.41*     $.28*     $.75*     $.53*
                                      =======   =======   =======   =======
          Diluted:

          Net income                   $338.1    $231.4    $617.4    $435.5

          Average common shares
            outstanding               819,511   814,378   818,748   814,202
          Impact of potential future
            stock option exercises,
            net of shares repurchased  29,433    22,791    27,924    21,083
                                      -------   -------   -------   -------
          Average common shares
             outstanding - assuming
             dilution                 848,944   837,169   846,672   835,285
                                      -------   -------   -------   -------
                                         $.40*     $.28*     $.73*     $.52*
                                      =======   =======   =======   =======
          * Amounts reflect a three-for-one stock split as described in NOTE F.

NOTE J:   Major classes of inventories were as follows:

                                         June 30, 1998    December 31, 1997
                                        --------------    -----------------

          Raw materials                      $222.0             $167.7
          Finishing supplies                   46.5               53.1
          Work in process                     154.5               95.6
          Finished goods                      407.4              426.5
                                             ------             ------
                                             $830.4             $742.9
                                             ======             ======

NOTE K:   Property, plant and equipment balances were as follows:

                                         June 30, 1998    December 31, 1997
                                        --------------    -----------------

          Property, plant and equipment   $ 4,059.7          $ 3,968.9
          Less accumulated depreciation    (1,636.4)          (1,541.9)
                                          ---------          ---------
             Net                          $ 2,423.3          $ 2,427.0
                                          =========          =========

NOTE L:   Intangible asset balances were as follows:

                                         June 30, 1998    December 31, 1997
                                        --------------    -----------------

          Goodwill                         $1,258.8           $1,267.5
          Trademarks and other
             intangibles                      590.3              602.3
          Less accumulated amortization      (182.6)            (157.1)
                                           --------           --------
             Net                           $1,666.5           $1,712.7
                                           ========           ========

NOTE M: Included in Other expense (income), net was interest expense of $26.2 and $47.5 for the second quarters of 1998 and 1997, respectively. Interest expense for the first six months of 1998 and 1997 was $62.0 and $86.7, respectively.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998
-------------------------------------------------
COMPARED WITH CORRESPONDING PERIODS IN 1997
-------------------------------------------

NET SALES
---------
Sales for the second quarter of 1998 of $2,557 million were 30 percent above 1997 second quarter sales. For the first six months of 1998 sales rose 28 percent to $4,776 million compared to the same period one year ago. Adjusting for the unfavorable impact of foreign exchange rate changes sales increased 34 percent for the quarter and 32 percent for the six-month period. Sales growth was driven by unit volume growth of 38 percent for the second quarter and 35 percent for the first six months of 1998.

U.S. sales increased $527 million or 55 percent to $1,486 million for the quarter and $919 million or 51 percent to $2,706 million for the first six months of 1998 compared to the same periods one year ago. International sales increased $63 million or 6 percent to $1,071 million for the second quarter and increased $113 million or 6 percent to $2,070 million for the first six months of 1998 compared to the same periods one year ago. At constant exchange rates, international sales increased 15 percent and 14 percent for the second quarter and first six months of 1998, respectively.


SEGMENT SALES         Three Months Ended         Six Months Ended
(Dollars in                June 30,                   June 30,
 Millions)          -----------------------   -----------------------
                                    Percent                   Percent
                                   Increase/                 Increase/
                    1998    1997  (Decrease)  1998    1997  (Decrease)
                    ----    ----   --------   ----    ----   --------
Pharmaceutical    $1,413  $  825     71 %   $2,538  $1,511      68 %

Consumer Health
  Care               676     675      -      1,325   1,337      (1)

Confectionery        468     467      -        913     896       2
                  ------  ------            ------  ------
Consolidated
  Net Sales       $2,557  $1,967     30 %   $4,776  $3,744      28 %
                  ======  ======            ======  ======


Worldwide pharmaceutical sales increased 71 percent to $1,413 million in the second quarter of 1998 and increased 68 percent to $2,538 million for the first six months of 1998 compared to the same periods one year ago. The sales increase was primarily attributable to the continued growth of the cholesterol-lowering agent LIPITOR, the type 2 diabetes drug REZULIN, the add-on epilepsy therapy NEURONTIN and the cardiovascular drug ACCUPRIL which achieved worldwide sales as follows:

                        Three months ended    Six months ended
                           June 30, 1998        June 30, 1998
                        ------------------    ----------------
(Dollars in Millions)
LIPITOR                        $533               $911
REZULIN                         226                364
NEURONTIN                       122                218
ACCUPRIL                        119                218

Pharmaceutical sales in the U.S. increased 107 percent to $966 million in the second quarter of 1998 and 101 percent to $1,681 million for the first six months of 1998. International pharmaceutical sales increased 25 percent to $447 million or 35 percent at constant exchange rates in the second quarter. For the first six months of 1998 international pharmaceutical sales increased 27 percent to $857 million or 37 percent at constant exchange rates.

Worldwide sales of LIPITOR more than tripled to $533 million for the quarter compared to the same period one year ago. LIPITOR has recently received additional indications for types III (dysbetalipoproteinemia) and IV (isolated hypertriglyceridemia) lipid disorders. As a result, LIPITOR continues to be the cholesterol-lowering medication indicated for the broadest range of lipid abnormalities. LIPITOR now holds a 35 percent share of new prescriptions in the U.S. cholesterol lowering market. Nearly 4 million Americans have been treated with LIPITOR.

In the quarter, REZULIN sales almost tripled to $226 million compared to the same period one year ago. REZULIN, the first in a new class of drugs known as thiazolidinediones, targets insulin resistance - an underlying cause of type 2 diabetes. Since its launch in March 1997, more than 1 million Americans with type 2 diabetes have initiated treatment with REZULIN.

In the fourth quarter of 1997 the company initiated changes in the prescribing information for REZULIN in response to reports of rare cases of severe hepatic dysfunction during marketed use. The changes included a recommendation that healthcare providers monitor patients for signs of liver dysfunction. In July 1998 these monitoring guidelines were modified to recommend additional liver testing. The company has also sent letters to one half million health-care professionals alerting them to the new labeling and stressing the importance of vigilant monitoring for indications of liver injury. The company continues to find that the benefits of REZULIN outweigh the potential risks that may be associated with the product.

To sustain growth in currently marketed drugs including LIPITOR, REZULIN and NEURONTIN, the company has initiated aggressive life-cycle management programs exploring new indications and patient populations.

In July 1998 the FDA approved the marketing of Celexa [R] (citalopram HBr) for treatment of depression. Forest Laboratories Inc. has the U.S. marketing rights to Celexa [R] and will co-promote it with the Parke-Davis division of Warner Lambert. Celexa [R] is the best selling antidepressant in 13 countries, including 8 in Europe. In, 1998 the U.S. market for antidepressants is expected to reach $6 billion.

Consumer health care segment sales in the U.S. increased 6 percent to $365 million in the second quarter of 1998 and 7 percent to $719 million for the first six months of 1998 compared to the same periods one year ago. Within the segment, U.S. Shaving products sales increased 25 percent to $63 million for the second quarter and 31 percent to $114 million for the first six months of 1998 compared to the same periods one year ago. The increase is due to the launch of the PROTECTOR shaving system and the newly designed SLIM TWIN disposable razor. Also contributing to the sales growth within the segment were increased U.S. sales of SUDAFED cold/sinus medication, BENADRYL allergy medication, LISTERINE mouthwash and the launch of LUBRIDERM UV moisturizing and sun protection lotion.

International consumer health care segment sales fell 6 percent to $311 million for the second quarter and 9 percent to $606 million for the first six months of 1998 compared to the same periods one year ago. The decrease reflects the impact of the overall economic weakness in Asian markets. At constant exchange rates, international segment sales increased 2 percent for the second quarter and decreased 1 percent for the six-month period.

Within the consumer health care segment, international sales of the company's Shaving products fell 10 percent to $133 million or 4 percent at constant exchange rates for the second quarter of 1998. For the first six months of 1998 international Shaving products sales fell 11 percent to $249 million, or 4 percent at constant exchange rates compared to the same period one year ago. International sales of the company's TETRA pet care products business also fell 7 percent to $29 million and were unchanged at constant exchange rates for the second quarter of 1998 and fell 12 percent to $57 million, or 5 percent at constant exchange rates for the first six months of 1998 compared to the same periods one year ago. Both the Shaving products and TETRA pet care divisions were significantly impacted by the broad economic downturn in Japan.

On July 31, 1998, Warner-Lambert signed a letter of intent to acquire Glaxo Wellcome's (Glaxo) rights to over-the-counter (OTC) Zantac [R] products in the United States and Canada in exchange principally for Warner-Lambert's rights to OTC Zantac [R] products in all other markets, OTC Zovirax [R] and Beconase [R], and future Glaxo prescription to OTC switch products. These products are currently marketed through joint ventures between Warner-Lambert and Glaxo, which were formed to develop, seek approval of and market OTC versions of Glaxo prescription drugs. This transaction, which will effectively end these joint ventures, is subject to negotiation and completion of final agreements and the receipt of required corporate and regulatory approvals. Sales of the joint ventures are not currently reflected in reported sales results since the joint ventures are accounted for on an equity basis. Through six months in 1998 the joint ventures recorded Zantac 75 [R] sales of $84 million in the United States and Canada.

Confectionery sales in the U.S. increased 5 percent to $155 million for the second quarter of 1998 and 11 percent to $306 million for the first six months of 1998 compared to the same periods one year ago. These increases are primarily due to the strong sales of recently launched DENTYNE Ice chewing gum, CERTS COOL MINT DROPS and CERTS Powerful Mints breath fresheners and continued strong sales of TRIDENT sugarless gum.

International confectionery sales were $313 million, for the second quarter of 1998, a decrease of 2 percent, or an increase of 6 percent at constant exchange rates. Sales were $607 million for the first six months of 1998, a decrease of 2 percent, or an increase of 6 percent at constant exchange rates compared to the same periods one year ago. The international sales increase at constant exchange rates is primarily due to strong sales in Mexico, where sales increased across all gum brands.

COSTS AND EXPENSES
------------------
As a percentage of net sales, cost of goods sold fell to 25.6% in the second quarter of 1998 from 30.2% in the second quarter of 1997 and to 26.4% for the first six months of 1998 from 30.5% in the same period one year ago. The improvement in the ratio for both reporting periods is partly attributable to an increase in pharmaceutical segment product sales, with generally higher margins than consumer health care or confectionery products, as a percentage of total company sales. Also contributing to the improvement in the ratio is a favorable product mix within the pharmaceutical segment.

Selling, general and administrative expense in the second quarter of 1998 increased 36 percent compared with the second quarter of 1997 and 35 percent for the first six months of 1998 compared with the six-month period one year ago. As a percentage of net sales, selling, general and administrative expense for the quarter increased to 45.8% compared with 43.6% for the same quarter last year and for the first six months of 1998 increased to 45.7% compared with 43.3% for the same time period last year. Pharmaceutical segment expenses significantly increased for the second quarter and the six-month period to support the new products. Quarterly settlements of co-promotion agreements related to LIPITOR and REZULIN are recorded in selling expense. Expenses increased in the consumer health care and confectionery segments for the second quarter and for the first six months of 1998 compared to the same periods in the prior year. Management expects that selling, general and administrative expenses will remain at or slightly above this level as a percent of sales for the full year.

Research and development expense in the second quarter and first six months of 1998 increased 30 percent and 33 percent, respectively, over the same periods one year ago. However, as a percentage of net sales, research and development expense has remained constant at approximately 8%. For 1998 the company plans to invest approximately $850 million in research and development, a projected increase of 26 percent compared with 1997.

Other expense (income), net in the second quarter and first six months of 1998 compared unfavorably by $22 million and $8 million from the same periods in 1997. The unfavorability is partly attributable to foreign currency transaction losses realized for the second quarter and six months of 1998 as compared to foreign currency transaction gains realized in the same periods in 1997. Other expense (income), net in 1998 includes a gain on the sale of the company's Rochester, Michigan manufacturing plant and certain minor prescription products of $67 million which was offset by costs related to the company's plans to close two of its foreign manufacturing facilities.

INCOME TAXES
------------
The effective tax rate for the second quarter and first six months of 1998 decreased to 29.0% from 30.0% in the same periods in 1997. The decrease of 1.0 percentage point is primarily due to increased income generated in foreign jurisdictions with lower tax rates.

NET INCOME
----------
Net income increased 46 percent and 42 percent for the second quarter and the first six months of 1998, respectively compared to the same periods one year ago.

On April 28, 1998 the stockholders approved an increase in the number of authorized shares of common stock from 500 million to 1.2 billion in order to effectuate a three-for-one stock split for all shares of record held on May 8, 1998. The additional shares were registered on May 26, 1998.

Diluted earnings per share for the second quarter of 1998 increased from $0.28 to $0.40 on a post-split basis. Diluted earnings per share for the first six months of 1998 increased from $0.52 to $0.73. Based on current planning assumptions, the company expects to increase earnings per share by 40 percent this year.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Selected data:
                                 June 30,     December 31,
                                   1998           1997
                                 -------      ------------
Net debt (in millions)            $1,104         $1,347
Net debt to net capital(equity
     and net debt)                    26%            32%

Net debt (total debt less cash and cash equivalents and other nonequity securities) decreased $243 million from December 31, 1997. Cash and cash equivalents were $690 million at June 30, 1998, a decrease of $66 million from December 31, 1997. The company also held $92 million in nonequity securities, included in other current assets and investments and other assets, that management views as cash equivalents, representing a decrease of $9 million from December 31, 1997. The total decrease in cash and cash equivalents of $75 million is offset by a decrease in total debt of $318 million.

Cash provided by operating activities for the first six months of 1998 of $610 million was more than sufficient to fund capital expenditures of $240 million and pay dividends of $262 million.

Cash flow in the first six months of 1998 also includes proceeds of $125 million from the sale of the Rochester, Michigan pharmaceutical manufacturing plant.

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

All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. Zantac [R], Zantac 75 [R], Zovirax [R], and Beconase [R] are registered trademarks of Glaxo Wellcome, its affiliates, related companies or licensors. Celexa [R] is a registered trademark of Forest Laboratories Inc., its affiliates, related companies or its licensors.




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

Warner-Lambert is also involved in various administrative or judicial proceedings related to environmental actions initiated by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flows or results of operations for any year.

Warner-Lambert Inc., a wholly-owned subsidiary of Warner-Lambert, has been named as a defendant in class actions filed in Puerto Rico Superior Court by current and former employees from the Vega Baja, Carolina and Fajardo plants, as well as Kelly Services temporary employees assigned to those plants. The lawsuits seek monetary relief for alleged violations of local statutes and decrees relating to meal period payments, minimum wage, overtime and vacation pay. Warner-Lambert believes that these actions are without merit and will defend these actions vigorously. Although it is too early to predict the outcome of these actions, Warner-Lambert does not at present expect these lawsuits to have a material adverse effect on the Company's financial position, liquidity, cash flows or results of operations.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                 (3)  Articles of Incorporation and By-Laws.
                      (a) Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 28, 1998.

                (10)  Material contracts.
                      (a) Warner-Lambert Company 1987 Stock Option Plan, as amended to January 27, 1998.
                      (b)  Warner-Lambert Company 1989 Stock Plan,
                           as amended to January 27, 1998.
                      (c)  Warner-Lambert Company 1992 Stock Plan,
                           as amended to January 27, 1998.
                      (d)  Warner-Lambert Company 1996 Stock Plan,
                           as amended to January 27, 1998.

                (12)  Computation of Ratio of Earnings to Fixed
                      Charges.

                (27)  Financial Data Schedules (EDGAR filing only).
                      (a)  Financial Data Schedule - June 30, 1998.
                      (b) Restated Financial Data Schedules - 1995 and 1996.
                      (c)  Restated Financial Data Schedules - 1997.

           (b)  Reports on Form 8-K
                -------------------

                              Warner-Lambert has not filed any reports on Form 8-K for the quarter ended June 30, 1998.



                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                              (Registrant)



Date: August 11, 1998            By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: August 11, 1998            By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)


                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit
-----------                    -------
 (3)                  Articles of Incorporation and By-Laws.
                      (a) Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 28, 1998.

(10)                  Material contracts.
                      (a)  Warner-Lambert Company 1987 Stock Option
                           Plan, as amended to January 27, 1998.
                      (b)  Warner-Lambert Company 1989 Stock Plan, as
                           amended to January 27, 1998.
                      (c) Warner-Lambert Company 1992 Stock Plan, as amended to January 27, 1998.
                      (d) Warner-Lambert Company 1996 Stock Plan, as amended to January 27, 1998.

(12)                  Computation of Ratio of Earnings to Fixed
                      Charges.

(27)                  Financial Data Schedules (filed electronically).
                      (a)  Financial Data Schedule - June 30, 1998.
                      (b) Restated Financial Data Schedules - 1995 and 1996.
                      (c)  Restated Financial Data Schedules - 1997.