Form 10-Q
period 1998-09-30
WARNER LAMBERT CO
filed 1998-11-13
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1998

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


          YES   X           NO
               ---              ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at October 31, 1998
          -----                    -------------------------------

Common Stock, $1 par value                *821,409,631

* Reflects a three-for-one stock split of the Registrant's
  Common Stock for stockholders of record as of May 8, 1998.



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                              September 30,   December 31,
                                                   1998           1997
                                              -------------   -----------
                                                 (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $   684.7     $   756.5
  Receivables                                       1,555.0       1,370.5
  Inventories                                         923.9         742.9
  Prepaid expenses and other current assets           558.4         427.1
                                                  ---------     ---------
        Total current assets                        3,722.0       3,297.0

  Investments and other assets                        594.8         593.8
  Property, plant and equipment                     2,568.2       2,427.0
  Intangible assets                                 1,691.1       1,712.7
                                                  ---------     ---------
        Total assets                              $ 8,576.1     $ 8,030.5
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt                                 $   278.8     $   372.1
  Accounts payable, trade                           1,024.4         890.6
  Accrued compensation                                245.6         186.6
  Other current liabilities                         1,113.0         894.0
  Federal, state and foreign income taxes             365.8         245.6
                                                  ---------     ---------
        Total current liabilities                   3,027.6       2,588.9

  Long-term debt                                    1,282.3       1,831.2
  Other noncurrent liabilities                        834.9         774.9

  Shareholders' equity:
     Preferred stock - none issued                      -             -
     Common stock issued: 1998 - 961,981,608
      shares; 1997 - 320,660,536 shares               962.0         320.7
     Capital in excess of par                         106.1         225.4
     Retained earnings                              4,045.3       3,892.6
     Treasury stock, at cost: (1998 - 141,360,669
      shares; 1997 - 48,436,529 shares)            (1,294.1)     (1,164.5)
     Accumulated other comprehensive income          (388.0)       (438.7)
                                                  ---------     ---------
        Total shareholders' equity                  3,431.3       2,835.5
                                                  ---------     ---------
        Total liabilities and shareholders'
           equity                                 $ 8,576.1     $ 8,030.5
                                                  =========     =========

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 ------------------     -----------------
                                   1998        1997       1998       1997
                                   ----        ----       ----       ----

                            (Dollars in millions, except per share amounts)


NET SALES                      $2,560.2    $2,108.3   $7,335.8   $5,852.4

COSTS AND EXPENSES:

  Cost of goods sold              646.4       614.0    1,906.8    1,756.8
  Selling, general and
    administrative              1,202.9       968.5    3,384.2    2,588.3
  Research and development        224.4       182.0      613.6      474.1
  Other expense (income), net      70.3        60.5      145.4      127.8
                               --------    --------   --------   --------
      Total costs and expenses  2,144.0     1,825.0    6,050.0    4,947.0
                               --------    --------   --------   --------


INCOME BEFORE INCOME TAXES        416.2       283.3    1,285.8      905.4

Provision for income taxes        120.7        85.0      372.9      271.6
                               --------    --------   --------   --------
NET INCOME                     $  295.5    $  198.3   $  912.9   $  633.8
                               ========    ========   ========   ========

NET INCOME PER COMMON SHARE:

  Basic*                       $    .36    $    .24   $   1.11   $    .78
  Diluted*                     $    .35    $    .24   $   1.08   $    .76


DIVIDENDS PER COMMON SHARE*    $    .16    $    .13   $    .48   $    .38


* Amounts reflect a three-for-one stock split as described in NOTE F.

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Nine Months
                                                        Ended September 30,
                                                        -------------------
                                                          1998       1997
                                                          ----       ----
                                                       (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                        $   912.9  $   633.8
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     215.6      195.7
       Changes in assets and liabilities, net of
        effects from acquisition/disposition
        of businesses:
           Receivables                                  (209.3)    (198.1)
           Inventories                                  (179.3)    (116.4)
           Accounts payable and accrued liabilities      562.7      340.6
       Other, net                                        (44.6)     (26.7)
                                                     ---------  ---------
       Net cash provided by operating activities       1,258.0      828.9
                                                     ---------  ---------
INVESTING ACTIVITIES:
   Purchases of investments                              (16.3)     (12.6)
   Proceeds from maturities/sales of investments          47.8      107.0
   Capital expenditures                                 (431.4)    (242.6)
   Acquisitions of businesses                                -     (293.0)
   Proceeds from disposition of business                 125.0          -
   Other, net                                             54.3       (8.6)
                                                     ---------  ---------
       Net cash used by investing activities            (220.6)    (449.8)
                                                     ---------  ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings                              823.6    1,369.8
   Principal payments on borrowings                   (1,465.4)  (1,069.7)
   Purchases of treasury stock                          (160.7)    (106.3)
   Cash dividends paid                                  (393.2)    (309.6)
   Proceeds from stock option exercises                   76.1       57.5
                                                     ---------  ---------
       Net cash used by financing activities          (1,119.6)     (58.3)
                                                     ---------  ---------
Effect of exchange rate changes on cash
  and cash equivalents                                    10.4      (27.9)
                                                     ---------  ---------
       Net (decrease) increase in cash
         and cash equivalents                            (71.8)     292.9
Cash and cash equivalents at beginning of year           756.5      390.8
                                                     ---------  ---------
Cash and cash equivalents at end of period           $   684.7  $   683.7
                                                     =========  =========

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

NOTE E: On July 31, 1998, Warner-Lambert signed a letter of intent to acquire Glaxo Wellcome's (Glaxo) rights to over-the-counter (OTC) Zantac [R] products in the United States and Canada in exchange principally for Warner-Lambert's rights to OTC Zantac [R] products in all other markets, OTC Zovirax [R] and OTC
          Beconase [R], and future Glaxo prescription to OTC switch products. These products are currently marketed through joint ventures between Warner-Lambert and Glaxo, which were formed to develop, seek approval of and market OTC versions of Glaxo prescription drugs. This transaction, which will effectively end these joint ventures, is subject to negotiation and completion of final agreements and the receipt of required corporate and regulatory approvals.

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

NOTE G: In the first quarter of 1998, the company sold its Rochester, Michigan pharmaceutical manufacturing plant as well as certain minor prescription products for approximately $125.0. The resulting pretax gain of $66.6 was offset by costs related to the company's plans to close two of its foreign manufacturing facilities. The results of these transactions are recorded in Other expense (income), net for the nine months ended September 30, 1998.

NOTE H: In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. The Statement, which is effective for the first quarter 2000, requires all derivatives to be measured at fair value and recognized as either assets or liabilities. Management is in the process of reviewing this new pronouncement and currently does not expect adoption of this Statement to have a material effect on the company's consolidated financial position, liquidity, cash flows or results of operations.

NOTE I: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires reporting the components of comprehensive income in a financial statement, on an annual basis, as part of a full set of general purpose financial statements. This Statement became effective in the first quarter 1998. Total comprehensive income includes net income and other comprehensive income which consists primarily of foreign currency translation adjustments. Total comprehensive income was $379.2 and $135.5 for the third quarters of 1998 and 1997, respectively. Total comprehensive income for the nine-month periods ended September 30, 1998 and 1997 was $963.6 and $468.8, respectively.

          In 1998, Cumulative translation adjustments, and certain other equity adjustments which were previously reported in Capital in excess of par, have been combined in one line item, Accumulated other comprehensive income, in the accompanying Condensed Consolidated Balance Sheets.

NOTE J:   The Net income per common share computations were as follows:
          (Shares in thousands)

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------   ----------------
                                         1998      1997     1998      1997
                                         ----      ----     ----      ----
          Basic:

          Net income                   $295.5    $198.3   $912.9    $633.8
          Average common shares
            outstanding               820,639   815,590  819,408   814,669
                                      -------   -------  -------   -------
                                         $.36*     $.24*   $1.11*     $.78*
                                      =======   =======  =======   =======
          Diluted:

          Net income                   $295.5    $198.3   $912.9    $633.8

          Average common shares
            outstanding               820,639   815,590  819,408   814,669
          Impact of potential future
            stock option exercises,
            net of shares repurchased  30,749    27,428   28,845    23,198
                                      -------   -------  -------   -------
          Average common shares
             outstanding - assuming
             dilution                 851,388   843,018  848,253   837,867
                                      -------   -------  -------   -------
                                         $.35*     $.24*   $1.08*     $.76*
                                      =======   =======  =======   =======
          * Amounts reflect a three-for-one stock split as described in NOTE F.

NOTE K:   Major classes of inventories were as follows:

                                    September 30, 1998    December 31, 1997
                                    ------------------    -----------------

          Raw materials                      $152.9             $167.7
          Finishing supplies                   48.4               53.1
          Work in process                     223.3               95.6
          Finished goods                      499.3              426.5
                                             ------             ------
                                             $923.9             $742.9
                                             ======             ======

NOTE L:   Property, plant and equipment balances were as follows:

                                    September 30, 1998    December 31, 1997
                                    ------------------    -----------------

          Property, plant and equipment   $ 4,246.9          $ 3,968.9
          Less accumulated depreciation    (1,678.7)          (1,541.9)
                                          ---------          ---------
             Net                          $ 2,568.2          $ 2,427.0
                                          =========          =========

NOTE M:   Intangible asset balances were as follows:

                                    September 30, 1998    December 31, 1997
                                    ------------------    -----------------

          Goodwill                         $1,291.1           $1,267.5
          Trademarks and other
             intangibles                      604.1              602.3
          Less accumulated amortization      (204.1)            (157.1)
                                           --------           --------
             Net                           $1,691.1           $1,712.7
                                           ========           ========

NOTE N: Included in Other expense (income), net was interest expense of $25.6 and $43.0 for the third quarters of 1998 and 1997, respectively. Interest expense for the first nine months of 1998 and 1997 was $87.6 and $129.7, respectively.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------------------
COMPARED WITH CORRESPONDING PERIODS IN 1997
-------------------------------------------

NET SALES
---------
Sales for the third quarter of 1998 of $2.56 billion were 21 percent above 1997 third quarter sales. For the first nine months of 1998 sales rose 25 percent to $7.34 billion compared to the same period one year ago. Adjusting for the unfavorable impact of foreign exchange rate changes sales increased 25 percent for the quarter and 29 percent for the nine month period. Sales growth was driven by unit volume growth of 25 percent for the third quarter and 31 percent for the first nine months of 1998.

U.S. sales increased $351 million or 31 percent to $1.49 billion for the quarter and $1.27 billion or 43 percent to $4.20 billion for the first nine months of 1998 compared to the same periods one year ago. International sales increased $101 million or 10 percent to $1.07 billion for the third quarter and increased $213 million or 7 percent to $3.14 billion for the first nine months of 1998 compared to the same periods one year ago. At constant exchange rates, international sales increased 17 percent and 15 percent for the third quarter and first nine months of 1998, respectively.


SEGMENT SALES         Three Months Ended         Nine Months Ended
(Dollars in             September 30,               September 30,
 millions)          -----------------------   -----------------------
                                    Percent                   Percent
                                   Increase/                 Increase/
                    1998    1997  (Decrease)  1998    1997  (Decrease)
                    ----    ----   --------   ----    ----   --------
Pharmaceutical    $1,400  $  948     48 %   $3,938  $2,459      60 %

Consumer Health
  Care               690     672      3      2,015   2,009       -

Confectionery        470     488     (4)     1,383   1,384       -
                  ------  ------            ------  ------
Consolidated
  Net Sales       $2,560  $2,108     21 %   $7,336  $5,852      25 %
                  ======  ======            ======  ======


Worldwide pharmaceutical sales increased 48 percent to $1.40 billion in the third quarter of 1998 and increased 60 percent to $3.94 billion for the first nine months of 1998 compared to the same periods one year ago. The sales increase was primarily attributable to the continued growth of the cholesterol-lowering agent LIPITOR, the type 2 diabetes drug REZULIN, the add-on epilepsy therapy NEURONTIN and the cardiovascular drug ACCUPRIL which achieved worldwide sales as follows:

                        Three months ended     Nine months ended
                           September 30,         September 30,
                            1998    1997          1998    1997
 (Dollars in millions)      ----    ----          ----    ----
LIPITOR                     $569    $257        $1,480    $457
REZULIN                      181     137           545     242
NEURONTIN                    132      78           350     222
ACCUPRIL                     120      81           338     286

Pharmaceutical sales in the U.S. increased 61 percent to $950 million in the third quarter of 1998 and 84 percent to $2.63 billion for the first nine months of 1998 compared to the same periods one year ago. International pharmaceutical sales increased 25 percent to $450 million or 32 percent at constant exchange rates in the third quarter. For the first nine months of 1998 international pharmaceutical sales increased 27 percent to $1.31 billion or 35 percent at constant exchange rates.

Worldwide sales of LIPITOR more than doubled to $569 million for the quarter compared to the same period one year ago. LIPITOR has recently received additional indications for types III (dysbetalipoproteinemia) and IV (isolated hypertriglyceridemia) lipid disorders. As a result, LIPITOR continues to be the cholesterol-lowering medication indicated for the broadest range of lipid abnormalities. LIPITOR now holds a 36 percent share of new prescriptions in the U.S. cholesterol lowering market. During the third quarter a new drug application seeking marketing clearance for LIPITOR was submitted to regulatory authorities in Japan.

In the quarter, REZULIN sales increased $44 million or 32 percent to $181 million compared to the same period one year ago. REZULIN, the first in a new class of drugs known as PPAR-gamma activators, targets insulin resistance - an underlying cause of type 2 diabetes. Since its launch in March 1997, more than 1.2 million Americans with type 2 diabetes have initiated treatment with REZULIN.

To sustain growth in currently marketed drugs including LIPITOR, REZULIN and NEURONTIN, the company has initiated aggressive life-cycle management programs exploring new indications and patient populations.

During the third quarter of 1998, the company introduced two new pharmaceutical products, OMNICEF (cefdinir) and Celexa [R] (citalopram). OMNICEF is a new, broad spectrum cephalosporin antibiotic for the treatment of a wide variety of community-acquired infections. Celexa [R] is a selective serotonin reuptake inhibitor for the treatment of depression. Warner-Lambert is co-promoting Celexa [R] in the United States with Forest Laboratories, Inc. Celexa [R] was developed in the U.S. by Forest Laboratories under license from H. Lundbeck A/S. In 1998, the U.S. market for antidepressants is expected to reach $6 billion.

Consumer health care segment sales in the U.S. increased 3 percent to $378 million in the third quarter of 1998 and 6 percent to $1.10 billion for the first nine months of 1998 compared to the same periods one year ago. Within the segment, U.S. shaving products sales increased 14 percent to $60 million for the third quarter and 25 percent to $174 million for the first nine months of 1998. The increase is due to the launch of the PROTECTOR shaving system and the newly designed SLIM TWIN disposable razor. Also contributing to the sales growth within the segment were increased U.S. sales of SUDAFED cold/sinus medication, BENADRYL allergy medication and LISTERINE mouthwash and the launch of LUBRIDERM UV moisturizing and sun protection lotion.

International consumer health care segment sales increased 2 percent to $312 million for the third quarter but decreased 5 percent to $918 million for the first nine months of 1998 compared to the same periods one year ago. The nine month decrease reflects the impact of the overall economic weakness in Asian markets. At constant exchange rates, international segment sales increased 9 percent for the third quarter and increased 2 percent for the nine-month period.

Within the consumer health care segment, international sales of the company's shaving products increased 1 percent to $133 million or 6 percent at constant exchange rates for the third quarter of 1998. For the first nine months of 1998 international shaving products sales fell 7 percent to $382 million, or 1 percent at constant exchange rates compared to the same period one year ago. International sales of the company's TETRA pet care products business also fell 10 percent to $25 million or 5 percent at constant exchange rates for the third quarter of 1998 and fell 11 percent to $82 million, or 5 percent at constant exchange rates for the first nine months of 1998 compared to the same periods one year ago. Both the shaving products and TETRA pet care divisions were significantly impacted by the broad economic downturn in Southeast Asia and Japan.

During the third quarter the company introduced the new QUANTERRA line of standardized herbal supplements. QUANTERRA MENTAL SHARPNESS, with Ginkgo Biloba and QUANTERRA PROSTATE, with Saw Palmetto, represent the first two products in a new line of clinically proven herbal supplements. These products address the rapidly growing demand for complementary medicines - a market driven by strong consumer interest and the increasing integration of complementary medicines into clinical practice by health care professionals.

On July 31, 1998, Warner-Lambert signed a letter of intent to acquire Glaxo Wellcome's (Glaxo) rights to over-the-counter (OTC) Zantac [R] products in the United States and Canada in exchange principally for Warner-Lambert's rights to OTC Zantac [R] products in all other markets, OTC Zovirax [R] and OTC Beconase [R], and future Glaxo prescription to OTC switch products. These products are currently marketed through joint ventures between Warner-Lambert and Glaxo, which were formed to develop, seek approval of and market OTC versions of Glaxo prescription drugs. This transaction, which will effectively end these joint ventures, is subject to negotiation and completion of final agreements and the receipt of required corporate and regulatory approvals. Sales of the joint ventures are not currently reflected in reported sales results since the joint ventures are accounted for on an equity basis. Through nine months in 1998 the joint ventures recorded Zantac 75 [R] sales of $124 million in the United States and Canada.

Confectionery sales in the U.S. decreased 12 percent to $162 million for the third quarter of 1998 and increased 2 percent to $468 million for the first nine months of 1998 compared to the same periods one year ago. Third quarter factory shipments were negatively impacted by inventory reductions at the trade level.
U.S. market shares have remained stable as consumption increased compared to prior years.

International confectionery sales were $308 million for the third quarter of 1998, an increase of 1 percent, or 9 percent at constant exchange rates. Sales were $915 million for the first nine months of 1998, a decrease of 1 percent, or an increase of 7 percent at constant exchange rates compared to the same periods one year ago. The international sales increase at constant exchange rates is primarily due to strong sales in Mexico, where sales increased across all gum brands, and successful product launches in Japan. The negative impact of exchange for the nine months was most significant in Brazil, Japan, Colombia and Canada.

COSTS AND EXPENSES
------------------
As a percentage of net sales, cost of goods sold fell to 25.2% in the third quarter of 1998 from 29.1% in the third quarter of 1997 and to 26.0% for the first nine months of 1998 from 30.0% in the same period one year ago. The improvement in the ratio for both reporting periods is partly attributable to an increase in pharmaceutical segment product sales, with generally higher margins than consumer health care or confectionery products, as a percentage of total company sales. Also contributing to the improvement in the ratio is a favorable product mix within the pharmaceutical segment.

Selling, general and administrative expense in the third quarter of 1998 increased 24 percent compared with the third quarter of 1997 and 31 percent for the first nine months of 1998 compared with the nine month period one year ago. As a percentage of net sales, selling, general and administrative expense for the quarter increased to 47.0% compared with 45.9% for the same quarter last year and for the first nine months of 1998 increased to 46.1% compared with 44.2% for the same time period last year. Pharmaceutical segment expenses significantly increased for the third quarter and the nine month period to support the new products. Quarterly settlements of co-promotion agreements related to LIPITOR and REZULIN are recorded in selling expense. Expenses increased in the consumer health care and confectionery segments for the first nine months of 1998 compared to the same period in the prior year. Management expects that selling, general and administrative expense will remain at or slightly above this level as a percent of sales for the full year.

Research and development expense in the third quarter and first nine months of 1998 increased 23 percent and 29 percent, respectively, over the same periods one year ago. However, as a percentage of net sales, research and development expense has remained constant at approximately 8%. For 1998 the company plans to invest approximately $850 million in research and development, a projected increase of 26 percent compared with 1997.

Other expense (income), net in the third quarter and first nine months of 1998 compared unfavorably by $10 million and $18 million from the same periods in 1997. The unfavorability is primarily attributable to an increase in realized net foreign currency transaction losses of $19 million for the nine months of 1998 compared to the same period in 1997. Other expense (income), net in 1998 includes a gain on the sale of the company's Rochester, Michigan manufacturing plant and certain minor prescription products of $67 million which was offset by costs related to the company's plans to close two foreign manufacturing facilities. Also included in Other expense (income) is a gain on the sale of certain investment securities of $24 million which is principally offset by costs related to the closing of another foreign manufacturing facility.

INCOME TAXES
------------
The effective tax rate for the third quarter and first nine months of 1998 decreased to 29.0% from 30.0% in the same periods in 1997. The decrease of 1.0 percentage point is primarily due to increased income generated in foreign jurisdictions with lower tax rates.



NET INCOME
----------
Net income increased 49 percent and 44 percent for the third quarter and the first nine months of 1998, respectively compared to the same periods one year ago.

Diluted earnings per share for the third quarter of 1998 increased from $0.24 to $0.35 on a post-split basis compared to the same period one year ago. Diluted earnings per share for the first nine months of 1998 increased from $0.76 to $1.08. Based on current planning assumptions, the company expects to increase earnings per share by more than 40 percent this year.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Selected data:
                               September 30,     December 31,
                                   1998              1997
                                   ----              ----
Net debt (in millions)             $791            $1,347
Net debt to net capital(equity
     and net debt)                   19%               32%

Net debt (total debt less cash and cash equivalents and other nonequity securities) decreased $556 million from December 31, 1997. Cash and cash equivalents were $685 million at September 30, 1998, a decrease of $72 million from December 31, 1997. The company also held $85 million in nonequity securities, included in other asset categories, that management views as cash equivalents for purposes of calculating net debt, representing a decrease of $14 million from December 31, 1997. The total decrease in cash and cash equivalents of $86 million is more than offset by a decrease in total debt of $642 million.

Cash provided by operating activities for the first nine months of 1998 of $1.26 billion was more than sufficient to fund capital expenditures of $431 million and pay dividends of $393 million.

Cash flow in the first nine months of 1998 also includes proceeds of $125 million from the sale of the Rochester, Michigan pharmaceutical manufacturing plant.

Planned capital expenditures for 1998 are estimated to be $800 million in support of additional manufacturing operations and expanded research facilities. Over the next four years the company plans to invest nearly $1 billion in pharmaceutical research and manufacturing infrastructure alone. The company believes that the amounts available from operating cash flow and future borrowings will be sufficient to meet expected operating needs and planned capital expenditures for the foreseeable future.

OTHER MATTERS
-------------
On January 1, 1999, eleven European Union member countries will adopt the euro as their common currency. The conversion to the euro provides for a three-year transition period during which transactions may be conducted using either the euro or the legacy currency of the participating country. Effective January 1, 2002, only the euro will be legal tender in these countries. The company has been actively preparing for the advent of the single European currency. Modifications to information systems are currently being tested and are expected to be in place to conduct business using the euro in January 1999. Further steps toward the adoption of the euro as the sole currency in these countries will be taken during the transition period to meet the January 2002 deadline. The company is also taking steps such as testing of data interfaces with third parties to ensure that systems operated by others do not have negative effects on operations.

Increased price transparency resulting from conversion to a single currency is not expected to have a material impact on the pharmaceutical business because individual European countries closely regulate pricing of pharmaceutical products. Pricing issues in the consumer health care and confectionery businesses have been identified and are currently being addressed in our normal business planning process. On a total company basis pricing issues are expected to have a neutral impact on our business.

In early 1995 the company embarked on a reengineering initiative to replace certain of its information systems and related technology infrastructure which also addressed Year 2000 issues. The company began specifically addressing its Year 2000 issues in 1996 and expanded its efforts in 1997 by creating a multi-disciplinary Year 2000 Task Force to coordinate the company's Year 2000 compliance
activities.   The Year 2000 Task Force is chaired by the company's
Vice President and Associate General Counsel, Worldwide Corporate Compliance, who reports on all Year 2000 and Task Force issues to the company's Office of the Chairman. The Task Force makes regular reports on the status and progress of the company's Year 2000 compliance program to the Office of the Chairman and the Audit Committee of the company's Board of Directors.

Within the business units of the company, senior managers have been assigned responsibility for directing the Year 2000 compliance efforts of each business and these managers have formed teams to assist them in doing so. In addition, the company has retained external consultants for critical and specialized aspects of its compliance strategy. The company's Year 2000 compliance efforts are directed toward all aspects of its worldwide operations, including office systems, manufacturing and processing, quality control and assurance, distribution, sales and marketing, finance and administration, research and development, and facilities. These efforts apply to both information and embedded technology systems.

The company has made considerable progress towards achieving Year
2000 compliance. It is pursuing compliance by addressing both its internal technology systems and its business stakeholders, whose own technology systems must also be compliant.

The company has adopted a 5-step approach for resolving Year 2000 issues regarding its internal technology systems. The five steps are: (1) inventory of all date-dependent systems; (2) assessment of inventoried systems to identify the systems that are non-Year 2000 compliant; (3) remediation of non-compliant systems; (4) testing of remediated and compliant systems to verify Year 2000 compliance; and
(5) implementation and monitoring of remediated systems for ongoing compliance. The company has been assisted by its external consultants in performing its inventory and assessment, in developing and implementing remediation strategies and in developing test protocols and strategies.

In pursuing this strategy, the company has identified its "mission critical" information and embedded technology systems, and is giving its immediate attention to those systems. A mission critical system is a high priority system whose failure would adversely impact other systems or cause material loss or disruption of business for the company or third parties. The company has substantially completed its inventory and assessment of its mission critical systems (Steps 1 and 2) and is currently focusing primarily on remediation and testing (Steps 3 and 4). The company has completed its testing of some systems and is monitoring them for ongoing compliance (Step 5). To verify its progress, the company has an active internal audit program in place, utilizing internal resources and external consultants. The company currently anticipates that the majority of its mission critical projects will be completed by December 31, 1998, except for ongoing monitoring, and that the remaining mission critical and its non-mission critical projects will be completed no later than the third quarter of 1999.

The company also has adopted a 5-step approach for addressing the Year 2000 compliance of its business stakeholders (the suppliers, vendors, customers, distributors, business partners, government agencies, public utilities, etc. on which the company relies in doing business). The five steps are: (1) inventory, or identification, and prioritization of all business stakeholders; (2) assessment of Year 2000 readiness of the business stakeholders; (3) monitoring of the on-going Year 2000 efforts of the business stakeholders; (4) verification of business stakeholder assurances of Year 2000 compliance; and (5) auditing of business stakeholders, if possible and as necessary.

In addition to prioritizing business stakeholders, the company has identified those business stakeholders it considers mission critical and is giving its immediate attention to them. The company has substantially completed its inventory of its mission critical business stakeholders (Step 1) and has assessed the majority of them (Step 2) and is monitoring their Year 2000 compliance progress through the use of written questionnaires, oral inquiries, on-site visits and other means (Step 3). In some cases, the company has completed the verification and auditing steps (4 and 5). With respect to business stakeholders, the company currently anticipates completing its inventory, assessment and verification, to the extent possible or permitted, of its business stakeholders by mid-1999. On-going monitoring and any necessary audits will continue throughout 1999.

Management is in the process of assessing the business risks associated with Year 2000 compliance issues and is developing contingency plans, as needed, to address the potential Year 2000 failure of mission critical internal information and embedded technology systems and business stakeholders. If such failures should occur, they could potentially cause the company to experience delays in receipt of raw materials for manufacturing, interruptions in manufacturing resulting from possible third party or internal systems compliance issues, delayed shipments of finished product and non-provision of critical services, such as utility services, among other issues. Contingency plans being developed include increases in certain inventory levels, identification of alternate suppliers, and development of various backup procedures. Management expects to implement specific contingency plans which it determines to be both prudent and cost effective.

Year 2000-related maintenance or modification costs will be expensed as incurred, while the costs of new information technology will be capitalized and amortized in accordance with company policy. Management currently estimates that approximately $120 million will be expended in addressing and remediating Year 2000 compliance issues. It is expected that the majority of spending will occur in the remediation and testing steps of the company's strategy. Management does not expect these incremental expenditures to have a material impact on the company's consolidated financial position, liquidity, cash flows or results of operations on an annual basis. However, currently unforeseen developments or delays could cause this cost estimate and expectation to change.

Although management believes that its Year 2000 compliance program reduces the risk of an internal compliance failure and is taking a proactive approach with business stakeholders, there can be no assurances that the company or its business stakeholders will achieve timely Year 2000 compliance or that such non-compliance will not have a material adverse impact on the company.

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




                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------

In late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, was sued in a number of state and federal antitrust lawsuits seeking damages (including trebled and statutory damages, where applicable) and injunctive relief. These actions arose from allegations that the defendant drug companies, acting alone or in concert, engaged in differential pricing whereby they favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to retailer pharmacies. The federal cases, which were brought by retailers, have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also contains certain commitments regarding Warner-Lambert's pricing of brand name prescription drugs. Appeals of the District Court's approval of this settlement were unsuccessful, and the commitments have become effective. Certain other rulings of the judge presiding in this case were also appealed, and the judge was reversed on all rulings. The cases have been remanded to the District Court, and trial of the class action conspiracy action against the non-settling defendant pharmaceutical manufacturers and wholesalers has commenced.

In addition, the Company has settled the vast majority of the Robinson-Patman Act lawsuits brought by those retail pharmacies which opted out of the class action conspiracy lawsuit. The amount of these settlements is not material.

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

The Company has also recently been made a party to another class action in Tennessee, purportedly on behalf of consumers in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin, who purchased brand name prescription drugs from retail pharmacies. Although it is not possible at this early stage to predict the outcome of this lawsuit, it is unlikely that its ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flows or results of operations.

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

           (a)  Exhibits
                --------

                (12)  Computation of Ratio of Earnings to Fixed
                      Charges.

                (27)  Financial Data Schedule (EDGAR filing only).

           (b)  Reports on Form 8-K
                -------------------

                              Warner-Lambert has not filed any reports on Form 8-K for the quarter ended September 30, 1998.



                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                              (Registrant)



Date: November 11, 1998          By:  Ernest J. Larini
                                      ----------------
                                      Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




Date: November 11, 1998          By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)


                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit
-----------                    -------
(12)                  Computation of Ratio of Earnings to Fixed
                      Charges.

(27)                  Financial Data Schedule (filed electronically).