Form 10-K405
period 1998-12-31
WARNER LAMBERT CO
filed 1999-03-12
CIK 104669

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                           OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM             TO

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
Common Stock (Par Value $1 Per Share)                            The New York Stock Exchange, Inc.
                                                                 The Chicago Stock Exchange, Inc.
                                                                 The Pacific Stock Exchange, Inc.
Rights to Purchase Series A
Junior Participating Preferred Stock                             The New York Stock Exchange, Inc.
                                                                 The Chicago Stock Exchange, Inc.
                                                                 The Pacific Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of Warner-Lambert Company as of February 26, 1999 was approximately $56.6 billion.

     The number of shares outstanding of the registrant's Common Stock as of February 26, 1999 was 822,097,430 shares, Common Stock, par value $1.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Warner-Lambert Company Annual Report to Shareholders for 1998 -- Part I, Part II and Part IV.

     Portions of the Proxy Statement for Annual Meeting of Stockholders of Warner-Lambert Company to be held April 27, 1999 -- Part III.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

     The term 'Warner-Lambert' or the 'Company' refers to Warner-Lambert Company, a Delaware corporation organized in that state in 1920, and its consolidated subsidiaries, unless otherwise indicated or unless the context otherwise requires.

     Reportable Segment Data and Geographic Data. Financial information by reportable segment and geographic data for the years 1998, 1997 and 1996 is presented in the Warner-Lambert 1998 Annual Report to Shareholders as set forth below.

     The summary of Warner-Lambert's reportable segment data, geographic data and related financial information, set forth in Note 17 to the consolidated financial statements on pages 44 through 45 of the Warner-Lambert 1998 Annual Report, is incorporated herein by reference.

     Except as otherwise noted below, all product names appearing in capitalized letters in this report on Form 10-K are trademarks of Warner-Lambert, its affiliates, related companies or licensors. ZANTAC, ZANTAC 75, BECONASE and ZOVIRAX are registered trademarks of Glaxo Wellcome plc ('Glaxo Wellcome'), its affiliates, related companies or licensors. CELESTIAL SEASONINGS and HERBAL COMFORT are registered trademarks of Celestial Seasonings Inc. CELEXA is a trademark of Forest Laboratories, Inc. ('Forest Laboratories'), its affiliates, related companies or licensors. OMNICEF is a registered trademark of Fujisawa Pharmaceutical Co., Ltd., its affiliates or related companies. VIRACEPT is a registered trademark of Agouron Pharmaceuticals, Inc., its affiliates or related companies.

BUSINESS SEGMENTS

     A detailed description of Warner-Lambert's reportable segments is as follows:

Pharmaceutical Products

     The principal products of Warner-Lambert in its Pharmaceutical Products segment are ethical pharmaceuticals, biologicals and capsules.

     Ethical Pharmaceuticals and Biologicals: Warner-Lambert manufactures, markets and/or sells, in the United States and/or internationally, an extensive line of ethical pharmaceuticals and biologicals under trademarks and trade names such as PARKE-DAVIS and GOEDECKE. Among these products are analgesics (PONSTAN, PONSTEL, VALORON, VALORON-N, VEGANIN and VALTRAN), anthelmintics (VANQUIN), anticonvulsants (CELONTIN, CEREBYX, DILANTIN, NEURONTIN and ZARONTIN), anti-infectives (OMNICEF), antivaricosities (HEPATHROMBIN), cardiovascular products (NOVADRAL, DILZEM, ACCUPRIL, ACCURETIC, ACCUZIDE, NITROSTAT and PIRMENOL), cognition drugs for treatment of mild-to-moderate Alzheimer's disease (COGNEX), dermatologics (BEBEN), diabetes drugs for non-insulin dependent diabetes mellitus patients (REZULIN), prescription hemorrhoidal preparations (ANUSOL HC), hemostatic agents (THROMBOSTAT), hormonal agents (PITRESSIN), lipid regulators (LIPITOR and LOPID), oral contraceptives (ESTROSTEP and LOESTRIN), oxytocics (PITOCIN), and psychotherapeutic products (CETAL RETARD, DEMETRIN and NARDIL).

     In December 1996, Warner-Lambert received U.S. Food and Drug Administration ('FDA') clearance to market the cholesterol-lowering agent LIPITOR (Warner-Lambert's trademark for atorvastatin) and began marketing the product in February 1997. The Company has also received marketing approval in over fifty-five countries for the drug and has begun or will begin to market LIPITOR in those countries. Atorvastatin is primarily marketed as LIPITOR, SORTIS and ZARATOR in the various countries. The Company co-promotes LIPITOR in certain countries through a ten-year marketing agreement with Pfizer Inc. ('Pfizer'). The agreement includes a provision giving Warner-Lambert the right to co-promote one of Pfizer's products.

     Warner-Lambert received FDA clearance in January 1997 to market REZULIN (Warner-Lambert's trademark for troglitazone), a diabetes drug initially used for non-insulin dependent diabetes mellitus patients currently on insulin who are inadequately controlled by insulin. The Company also received FDA clearance in 1997 to market REZULIN as monotherapy and for use in combination with sulfonylureas for non-insulin dependent diabetes mellitus patients. The Company markets REZULIN with Sankyo Company, Ltd. ('Sankyo') from whom the Company licenses the product for North America and certain other areas, including Central America, South America, Australia, New Zealand and the Philippines.

     REZULIN was first marketed in March 1997 in the United States and achieved worldwide sales of $420 million during 1997 and $748 million during 1998. On November 3, 1997, the Company initiated changes in the prescribing information for REZULIN. These changes were made in response to rare reports during marketed use of hepatic injuries, which are usually reversible, but which in extremely rare cases resulted in liver transplants or death. The changes involved a recommendation to monitor liver enzymes. The Company continued to review the safety experience with REZULIN (including worldwide reports of adverse events) following the November 3rd announcement. Based on this review, on December 1, 1997, the Company announced additional labeling changes for REZULIN which prominently recommended that physicians monitor patients more frequently for signs of liver dysfunction. In July 1998, the Company announced further labeling changes for REZULIN which recommended additional liver enzyme monitoring and limited the trial period for monotherapy. The labeling changes were made to minimize the risk for these rare but potentially serious adverse liver events. The Company does not believe that the labeling changes will appreciably diminish the population of patients eligible for this important medication. The FDA's Endocrinologic and Metabolic Drugs Advisory Committee will review REZULIN's post-marketing safety and efficacy data and Warner-Lambert's supplemental New Drug Application ('sNDA') for combination therapy with metformin and with sulfonylureas and metformin in its regularly scheduled meeting on March 26, 1999. For further discussion of REZULIN, see 'Item 1. Business -- Regulation' below.

     In December 1997, Warner-Lambert received clearance from the FDA to market OMNICEF, a broad spectrum cephalosporin antibiotic for adult and pediatric use. OMNICEF, which is licensed from Fujisawa Pharmaceutical Co., Ltd., is the largest selling cephalosporin in Japan. The Company launched the product in the United States in 1998. Warner-Lambert received its first marketing authorization in the world for OMNICEF in the Philippines in July 1994 and began marketing the product in that country in January 1995. The Company has also received marketing approval and has launched the product in Indonesia and Thailand.

     In July 1998, the FDA approved the marketing of CELEXA (citalopram HBr), a selective serotonin reuptake inhibitor, for treatment of depression. Forest Laboratories has the U.S. marketing rights to CELEXA and co-promotes it with the Parke-Davis division of Warner-Lambert. CELEXA was developed in the United States by Forest Laboratories under license from H. Lundbeck A/S.

     In April 1998, the Company entered into a marketing agreement with Yamanouchi Pharmaceutical Co., Ltd. ('Yamanouchi') giving the Company the marketing rights in Europe and the Americas to a compound called YM087. Warner-Lambert and Yamanouchi are developing YM087 for the treatment of congestive heart failure and hyponatremia. YM087 is currently in Phase II studies in the United States and Europe.

     On December 26, 1997, the Company submitted a New Drug Application ('NDA') to the FDA for marketing approval for suramin, a treatment for hormone refractory prostate cancer. The NDA was reviewed and rejected by the FDA Oncologic Drugs Advisory Committee on September 1, 1998. New information was submitted to the FDA in November 1998 and, therefore, the NDA remains under review. The FDA extended the review period to March 1999.

     In December 1998, the Company submitted two NDAs to the FDA for marketing approval for norethindrone acetate and ethinyl estradiol (FemHRT), an oral single-pill combination estrogen-progestin hormone replacement therapy for osteoporosis and perimenopausal symptoms, and clinafloxacin, an injectable new generation fluoroquinolone antibiotic for the treatment of serious, life-threatening infections. The Company plans to submit a total of six NDAs and sNDAs to the FDA in 1999.

     In May 1997, Warner-Lambert purchased the remaining 66% it did not already own of Jouveinal S.A., a French pharmaceutical group. The Jouveinal group specialized in ethical and over-the-counter ('OTC') pharmaceuticals, as well as fine chemicals and food flavors. In order to focus on its core pharmaceutical, consumer health care and confectionery businesses, Warner-Lambert sold the fine chemical business and the food flavors business of the Jouveinal group in December 1997.

     Warner-Lambert's pharmaceutical products are promoted for the most part directly to health care professionals through personal solicitation of doctors and other professionals by sales representatives with scientific training, direct mail contact and advertising in professional journals. They are sold either directly or through wholesalers to government agencies, chain and independent retail pharmacies, hospitals, clinics, long-term care facilities, mail order houses and health maintenance organizations. Sales to managed care entities have become an increasingly large part of Warner-Lambert's domestic pharmaceutical sales. The Company estimates that more than 73% of its pharmaceutical sales in the United States during 1998 were made to managed care entities (including government agencies and hospitals). For further discussion of Warner-Lambert's ethical products, see 'Item 1. Business -- Regulation' below.

     Capsules: Warner-Lambert is the leading worldwide producer of empty hard-gelatin capsules used by pharmaceutical companies for their production of encapsulated products. These capsules are used by Warner-Lambert or manufactured by Warner-Lambert according to the specifications of each of its customers and are sold under such trademarks as CAPSUGEL, CONI-SNAP, SNAP-FIT, VCAPS and PRESS-FIT gelcaps.

     Other: On February 27, 1998, the Company sold its facility in Rochester, Michigan as well as certain minor prescription products for $125 million to Parkedale Pharmaceuticals, Inc., a wholly owned subsidiary of King Pharmaceuticals, Inc. On May 4, 1998, the Company acquired gene/Networks, a genomics company located in Alameda, California. On January 26, 1999, the Company announced a definitive agreement to acquire Agouron Pharmaceuticals, Inc. ('Agouron'), a La Jolla, California based, integrated pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of cancer, viral diseases, and diseases of the eye. Agouron currently has one commercial product, VIRACEPT, which is an HIV protease inhibitor that has been sold since receiving marketing clearance from the FDA in 1997. As a result of the transaction, each outstanding share of Agouron common stock will be converted into shares of the Company's common stock at an exchange rate equal to $60.00 divided by the average of the closing prices of the Company's common stock on the New York Stock Exchange Composite Transactions Tape on each of the 10 consecutive trading days up to and including the second immediately preceding trading day prior to the date of Agouron's stockholders meeting held to vote on the merger. In no event will the exchange rate be more than 0.9300, or less than 0.8108, of a share of the Company's common stock for each share of Agouron common stock. The transaction will be accounted for as a pooling of interests and is intended to qualify as a tax-free exchange. The closing of the transaction is subject to certain conditions, including the approval of the common stockholders of Agouron and the receipt of customary antitrust clearance. The merger will not require approval of the Company's shareholders. Under certain circumstances, if the merger agreement is terminated, the Company has the option to purchase up to 19.9% of Agouron's common stock and has the right to a termination fee of $60 million.

Consumer Health Care Products

     The principal products of Warner-Lambert in its Consumer Health Care Products segment are OTC health care products, shaving products and pet care products.

     Over-the-Counter Products: Warner-Lambert manufactures, markets and/or sells, in the United States and/or internationally, an extensive line of over-the-counter pharmaceuticals and health care products under trade names such as WARNER-LAMBERT CONSUMER HEALTHCARE. Among these products are antacids (ROLAIDS, Extra Strength ROLAIDS and GELUSIL), dermatological products (LUBRIDERM, LUBRIDERM Body Bar, LUBRIDERM Loofa Bar, LUBRIDERM Seriously Sensitive, LUBRIDERM Advanced Therapy, LUBRIDERM Daily UV Lotion, ROSKEN SKIN REPAIR and CORN HUSKERS), topical antibiotic ointments and creams (NEOSPORIN and POLYSPORIN), cold and sinus preparations (SUDAFED, SINUTAB, SINUTAB Non-Drying,

SUDAFED Non-Drying and ACTIFED), antihistamines and allergy products (ACTIFED Allergy, SUDAFED PLUS, BENADRYL, BENADRYL-D, BENADRYL Cold, BENADRYL Chewables, BENADRYL Allergy/Sinus/Headache and BENADRYL Dye-Free), hemorrhoidal preparations (ANUSOL, ANUSOL HC-1 and TUCKS), cough syrups/suppressants (BENYLIN, BENYLIN-DM, BENYLIN Decongestant, BENYLIN Expectorant and BENYLIN Pediatric), vitamins (MYADEC), antipruritics (CALADRYL, BENADRYL spray, cream, gel and stick and STINGOSE), rubbing alcohol (LAVACOL), hydrogen peroxide (PROXACOL), self-diagnostic early pregnancy test kits (e.p.t.'r'), oral antiseptics (LISTERINE, COOLMINT LISTERINE and FRESHBURST LISTERINE), mouthwash/dental rinses (LISTERMINT), toothpaste (COOLMINT LISTERINE and COOLMINT LISTERINE Tartar Control), effervescent denture cleaning tablets and denture cleanser pastes (EFFERDENT, EFFERDENT PLUS and FRESH 'N BRITE), denture adhesives (EFFERGRIP), head lice treatments (NIX) and diaper rash preparations (BOROFAX).

     In September 1998, Warner-Lambert introduced the new QUANTERRA line of standardized herbal supplements in the United States. QUANTERRA Mental Sharpness, with Ginkgo Biloba, and QUANTERRA Prostate, with Saw Palmetto, represent the first two products in a new line of clinically proven herbal supplements introduced in 1998. In January 1999, the Company introduced QUANTERRA Emotional Balance with St. John's Wort in the United States.

     In January 1999, Warner-Lambert launched LISTERINE Tartar Control mouthwash in the United States.

     In 1993, Warner-Lambert and Glaxo Wellcome formed a joint venture in the United States to develop, seek approval of and market OTC versions of Glaxo Wellcome prescription drugs in the United States. On June 30, 1996 Warner-Lambert and Glaxo Wellcome formed additional joint ventures to develop and market certain Glaxo Wellcome OTC switch products in other major markets, including the United Kingdom (the 'Glaxo Wellcome Warner-Lambert joint venture(s)').

     On December 31, 1998, Warner-Lambert Company and certain of its affiliates and Glaxo Wellcome and certain of its affiliates entered into transactions in various countries whereby Glaxo Wellcome transferred to Warner-Lambert rights to OTC ZANTAC products in the United States and Canada and Warner-Lambert principally transferred to Glaxo Wellcome its rights to OTC ZANTAC products in all other markets and its rights to OTC ZOVIRAX and OTC BECONASE, and future Glaxo Wellcome prescription to OTC switch products in all markets. These OTC products had principally been marketed through the Glaxo Wellcome Warner-Lambert joint ventures. These transactions ended the joint venture relationships between Warner-Lambert and Glaxo Wellcome.

     Over-the-counter products are promoted principally through consumer advertising and promotional programs and some are promoted via the worldwide web and directly to health care professionals. They are sold principally to drug wholesalers, chain and retail pharmacies, chain and independent food stores, mass merchandisers, physician supply houses, hospitals and most recently, directly to consumers.

     Shaving Products: Warner-Lambert manufactures and sells razors and blades, both domestically and internationally. Shaving products are manufactured and marketed under the SCHICK trademark and other trademarks worldwide and the WILKINSON SWORD trademark in Europe, the United States and Canada. Permanent (nondisposable) products are marketed under various trademarks including PROTECTOR, PROTECTOR 3D, TRACER/FX, FX HYPER, FX PERFORMER, SILK EFFECTS, LADY PROTECTOR, PERSONAL TOUCH, SUPER II PLUS and ULTREX PLUS. Disposable products are marketed under a variety of trademarks including SLIM TWIN ST, EXTRA II, PERSONAL TOUCH and ULTREX Disposable. In some countries, Warner-Lambert also sells a shaving-related line of toiletries.

     Warner-Lambert's shaving products are promoted principally through consumer advertising and promotional programs. They are distributed directly to wholesalers for sale to smaller retailers, drugstores, pharmacies and to retail outlets, including pharmacies, food stores, variety stores, mass merchandisers and other miscellaneous outlets.

     Pet Care Products: Warner-Lambert manufactures and/or sells various products on a worldwide basis for ornamental fish, reptiles and other small pets, as well as books relating to various pets, under various trademarks including TETRA, TETRA POND, TETRA PRESS, TETRA SECONDNATURE,

TETRA TERRAFAUNA and ZOOMEDICA. In addition, Warner-Lambert manufactures and/or distributes aquarium products (including power filters and replacement cartridges, air pumps, heaters, plastic plants and other accessories) that are marketed largely under the SECONDNATURE, TETRA tec and WHISPER trademarks. These pet care products are promoted to consumers through advertising, direct marketing and sponsorship programs and to retailers through direct promotion, advertising in trade publications and TETRA Club membership. They are sold to wholesalers for sale to smaller retailers and directly to larger chain stores and retailers, in each case for ultimate sale to consumers.

Confectionery Products

     The principal products of Warner-Lambert in its Confectionery Products segment are chewing gums, breath mints and cough tablets.

     Warner-Lambert manufactures, markets and/or sells, in the United States and/or internationally, a broad line of chewing gums, bubble gums, breath mints and cough tablets. Among these products are chewing gums (CHICLETS, CHICLETS TINY SIZE, CINN*A*BURST, MINT*A*BURST, CLORETS, DENTYNE, DENTYNE Sugarfree, DENTYNE Ice, TRIDENT, TRIDENT ADVANTAGE and MAX AIR) and bubble gums (BUBBLICIOUS, BUBBALOO and MOTITAS). The breath mint line includes CERTS, Sugarfree CERTS, CERTS COOL MINT DROPS, CERTS Powerful Mints, CLORETS, CLORETS Cool and CLORETS OPTIMINTS. The cough tablet line consists of HALLS, HALLS Juniors, HALLS-PLUS, Sugar Free HALLS and HALLS Vitamin C. The Company also sells throat drops (CELESTIAL SEASONINGS SOOTHERS) and dietary supplements (HALLS ZINC DEFENSE and CELESTIAL SEASONINGS HERBAL COMFORT). In addition, the Company sells several specialty candies and mints, including a line of hard candies and mints that are sold under the SAILA trademark.

     In 1998, Warner-Lambert launched TRIDENT ADVANTAGE, a plaque reducing and teeth whitening sugarless gum with baking soda, TRIDENT Cherry, BUBBLICIOUS LIGHTNING LEMONADE and TWISTED TORNADO in the United States, TRIDENT for Kids in selected European markets and MAX AIR in Canada.

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

     Information relating to geographic operating data is contained in Note 17 on page 45 of the Warner-Lambert 1998 Annual Report, incorporated herein by reference.

     On January 1, 1996 the Company's international businesses changed their reporting period from a fiscal-year basis ending November 30 to a calendar-year basis ending December 31. See Note 1 to the consolidated financial statements on page 34 of the Warner-Lambert 1998 Annual Report, incorporated herein by reference.

     In March 1997, Warner-Lambert opened confectionery plants in Guangzhou, China and Bangalore, India. The plant in China is currently manufacturing and selling HALLS cough tablets and CLORETS chewing gum. The plant in India is currently manufacturing and selling HALLS cough tablets and CLORETS and CHICLETS chewing gums.

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

     Discussion of the impact of the introduction of the Euro on the Company, set forth under the caption 'Management's Discussion and Analysis -- Other Matters -- Euro' on page 53 of the Warner-Lambert 1998 Annual Report, is incorporated herein by reference.

COMPETITION

     Most markets in which Warner-Lambert is engaged are highly competitive and characterized by substantial expenditures in the advertising and promotion of new and existing products. In addition, there is intense competition in research and development in all of Warner-Lambert's reportable segments. No material part of the business of any of Warner-Lambert's reportable segments is dependent upon one or a few customers.

YEAR 2000

     Discussion on how the Company is addressing year 2000 compliance, set forth under the caption 'Management's Discussion and Analysis -- Other Matters -- Year 2000' on pages 53 through 54 of the Warner-Lambert 1998 Annual Report, is incorporated herein by reference.

MATERIALS AND SUPPLIES

     Warner-Lambert's products, in general, are produced and packaged at its own facilities. Other than certain products manufactured by Glaxo Wellcome or through its subcontractors, certain pet products and certain other products (including the active ingredient for REZULIN (troglitazone), which is supplied by Sankyo), relatively few items are manufactured in whole or in part by outside suppliers. Raw materials and packaging supplies are purchased from a variety of outside suppliers. Although the Company, in an effort to achieve cost savings, is consolidating its sources of outside supply, the Company does not believe that the loss of any one source of such materials and supplies (other than the supply of the active ingredient for REZULIN from Sankyo) would have a material adverse effect on the business of any of Warner-Lambert's reportable segments. Warner-Lambert seeks to protect against fluctuating costs and to assure availability of raw materials and packaging supplies by, among other things, locating alternative sources of supply and, in some instances, making selective advance purchases.

TRADEMARKS AND PATENTS

     Warner-Lambert's major trademarks are registered in the United States and other countries where its products are marketed. Warner-Lambert believes these trademarks are important to the marketing of the related products and acts to protect them from infringement. Warner-Lambert owns and/or licenses many patents and has many patent applications pending in the patent offices of the United States and other countries. A number of products and product lines have patent protection that is significant in the marketing of such products. Additionally, the management of Warner-Lambert considers the patents on LIPITOR and REZULIN to be material to Warner-Lambert's business as a whole.

RESEARCH AND DEVELOPMENT

     Warner-Lambert employs over 2,600 scientific and technical personnel in research and development activities at various research facilities located in the United States and in foreign countries. Warner-Lambert invested approximately $877 million in research and development in 1998, compared with $672 million in 1997 and $555 million in 1996. Approximately 87% of Warner-Lambert's 1998 research and development spending was related to pharmaceutical products. Warner-Lambert believes research and development activities are essential to its business and intends to continue such activities.

EMPLOYEES

     At December 31, 1998, approximately 41,000 people were employed by Warner-Lambert throughout the world.

REGULATION

     Warner-Lambert's business is subject to varying degrees of governmental regulation in the countries in which it manufactures and distributes products.

     In the United States, the food, drug and cosmetic industries are subject to regulation by various federal, state and local agencies with respect to product safety and effectiveness, manufacturing and advertising and labeling. Accordingly, from time to time, with respect to particular products under review, such agencies may require Warner-Lambert to address safety, efficacy, manufacturing and/or regulatory issues. Addressing such issues with regulatory agencies can result in requirements for additional testing of products, removal of a product or products from the market, modification of labeling (which can have little effect on the future sales of the product or a significant effect on such sales), the shut down of plants and/or laboratories, the modification of operation of plants and/or laboratories (which can entail minor changes from existing operations or significant changes which can add significant cost to manufacturing), the seizure of finished goods and/or work in process and/or raw materials, and similar actions involving the discovery, development, approval, manufacture, marketing and sale of regulated products.

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

     Warner-Lambert and the FDA have been discussing reports of rare adverse liver events (including liver-related deaths) associated with REZULIN. The Company has modified the labeling of the product to provide for the monitoring of liver enzymes in an effort to reduce the occurrence of these rare events. The FDA has scheduled a meeting of the Endocrinologic and Metabolic Drugs Advisory Committee for March 26, 1999 to discuss the REZULIN post-marketing safety data as well as the Company's sNDA for combination therapy with metformin and with metformin and sulfonylureas. While the Company remains convinced of the favorable risk/benefit profile of the drug, it cannot predict the outcome of that meeting or what action, if any, the FDA may take with respect thereto. Such action can include further labeling changes, including additional monitoring, or removal of REZULIN from the market.

     In October 1996, the United States Congress enacted the Comprehensive Methamphetamine Control Act of 1996 (the 'Methamphetamine Control Act') which brought certain of the Company's OTC pharmaceutical products containing pseudoephedrine hydrochloride under the chemical control provisions of the Controlled Substances Act through the revocation of an exemption for listed chemicals contained in drugs lawfully marketed under the Federal Food, Drug, and Cosmetic Act. The Methamphetamine Control Act, among other things, imposes new regulatory restrictions on persons handling such products including recordkeeping and reporting of certain transactions to the Drug Enforcement Administration. However, the Methamphetamine Control Act creates a 'safe harbor' for traditional retail outlets which sell pharmaceutical products in designated packaging containing limited amounts of pseudoephedrine almost exclusively for personal use to walk-in customers or in face-to-face direct sales. These retailers will not, in general, be subject to the recordkeeping and reporting requirements of the Methamphetamine Control Act. Warner-Lambert believes that the

Methamphetamine Control Act will not have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flows or results of operations for any year.

     On July 30, 1997, the European Community Decision 97/534 (the 'Decision') was adopted prohibiting the use or importation in the European Union market of any bovine, ovine or caprine products that potentially contain specified risk materials (including the use of these materials in food, medicinal products and cosmetics). The Decision was enacted to address the concern over the possible spread of transmissible spongiform encephalopathy and could have the effect of banning ruminant materials such as gelatin, glycerin, tallow and tallow derivatives that are pervasive in the pharmaceutical, OTC drug, food and other industries. The Decision initially was intended to become effective on January 1, 1998, but given the potential impact the Decision may have on the availability of necessary pharmaceutical, over-the-counter drug and food products, its effective date was first delayed until April 1, 1998, then to January 1, 1999, and most recently until January 1, 2000. European Community legislators are considering further amendments to the Decision that would allow for the continued sale and import of a vast majority of the Company's affected products in the European Union market. If such amendments are not enacted, the Decision could have a material adverse impact on Warner-Lambert's business.

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

     Warner-Lambert is involved in various administrative or judicial proceedings related to environmental actions initiated by the Environmental Protection Agency (the 'EPA') under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. For some of the sites, other parties (defined as potentially responsible parties) may be jointly and severally responsible, along with Warner-Lambert, to pay remediation and other related expenses. For other sites, for example, those sites which Warner-Lambert currently owns or previously owned, Warner-Lambert may be the sole party responsible for clean-up costs. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, Warner-Lambert believes it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flows or results of operations for any year. Actions with respect to environmental programs and compliance result in operating expenses and capital expenditures. Warner-Lambert's capital expenditures with respect to environmental programs and compliance in 1998 were not, and in 1999 are not expected to be, material to the business of Warner-Lambert.

     For additional information relating to environmental matters, see Note 16 to the consolidated financial statements on page 44 of the Warner-Lambert 1998 Annual Report, incorporated herein by reference.

ITEM 2. PROPERTIES.

     The executive offices of Warner-Lambert are located in Morris Plains, New Jersey. In the United States, including Puerto Rico, Warner-Lambert owns facilities aggregating approximately 6,684,000 square feet and leases facilities having an aggregate of approximately 383,000 square feet.

     Warner-Lambert's United States manufacturing plants are located in Lititz, Pennsylvania (pharmaceuticals and consumer health care products); Rockford, Illinois (confectionery products); Holland, Michigan (pharmaceuticals); Greenwood, South Carolina (capsules); Milford, Connecticut (razors and blades); and Blacksburg, Virginia (pet care products). Warner-Lambert Inc., a wholly-owned subsidiary of Warner-Lambert operating in Puerto Rico, has plants located in Fajardo (pharmaceuticals) and Vega Baja (consumer health care and confectionery products). Parke-Davis Pharmaceuticals Limited, a wholly owned subsidiary of Warner-Lambert, operating in Puerto Rico, has a plant located in Vega Baja (pharmaceuticals and consumer health care products). For a discussion on the sale of the manufacturing facility located in Rochester, Michigan see 'Item 1. Business Segments -- Pharmaceutical Products' above.

     In the United States, Warner-Lambert currently distributes its various products through two distribution centers located in Lititz, Pennsylvania and Elk Grove, Illinois. Principal United States research facilities are located in Ann Arbor, Michigan (pharmaceuticals) and Morris Plains, New Jersey (pharmaceuticals, consumer health care and confectionery products).

     Internationally, Warner-Lambert owns, leases or operates, through its subsidiaries or branches, 62 production facilities in 30 countries. Principal international manufacturing plants are located in Germany, Canada, Mexico, Japan, Ireland, France, Brazil, Colombia and Australia. Principal international research facilities are located in France, Germany, Japan, the United Kingdom and Canada.

     In order to achieve its objectives of increased efficiency and a lower cost of goods sold, Warner-Lambert, over a number of years and at significant cost, has consolidated many of its plants and facilities around the world. This has often resulted in the production of pharmaceutical products, consumer health care products and/or confectionery products at a single facility. The loss of one or more of Warner-Lambert's own production and packaging facilities could have a material adverse effect on certain of Warner-Lambert's reportable segments.

     Warner-Lambert's facilities are generally in good operating condition and repair and at present are adequately utilized within reasonable limits. Leases are not material to the business of Warner-Lambert taken as a whole.

ITEM 3. LEGAL PROCEEDINGS.

     For information relating to environmental matters see 'Item 1. Business -- Environment' above.

     In late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, was sued in a number of state and federal antitrust lawsuits seeking damages (including trebled and statutory damages, where applicable) and injunctive relief. These actions arose from allegations that the defendant drug companies, acting alone or in concert, engaged in differential pricing whereby they favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to retail pharmacies. The federal cases, which were brought by retailers, have been consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also contains certain commitments regarding Warner-Lambert's pricing of brand name prescription drugs. Appeals of the District Court's approval of this settlement were unsuccessful, and the commitments have become effective. Certain other rulings of the judge presiding in this case were also appealed, and the judge was reversed on all rulings. The cases have been remanded to the District Court, and trial of the class action conspiracy action against the non-settling defendant pharmaceutical manufacturers and wholesalers was concluded in November, 1998 with a directed verdict for the defendants and dismissal of the class plaintiffs' case. That decision has been appealed to the 7th Circuit Court of Appeals. In April 1997, after execution of the federal class settlement referred to above but prior to the formal effectiveness of its pricing commitments, the same plaintiff-class members brought a new purported class action relating to the time period subsequent to the execution of the settlement. This new class suit sought only injunctive relief. At present, Warner-Lambert cannot predict the outcome of this and the other remaining federal lawsuits in which it is a defendant.

     In addition, the Company has settled the vast majority of the Robinson-Patman Act lawsuits brought by those retail pharmacies which opted out of the class action conspiracy lawsuit. The amount of these settlements is not material.

     The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. The Company, with the majority of the other drug company defendants, has agreed to settle the California consumer class action and this settlement is pending court approval. The amount of this settlement is not material. Warner-Lambert has also been named as a defendant in actions in state courts filed in Alabama, Minnesota, Mississippi and Wisconsin brought by classes of pharmacies, each arising from the same allegations of differential pricing. With its co-defendants, the Company has settled the Minnesota and Wisconsin actions. The Company's share of these settlements, which have been approved, are not material. In addition, the Company was named in class action complaints filed in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, Wisconsin and the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. With its co-defendants, the Company has agreed to settle these state consumer class actions. The Company's share of these settlements, which have been approved by all of the above courts except Tennessee, where approval is pending, is not material.

     The Company has also been made a party to another class action in Tennessee, purportedly on behalf of consumers in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin, who purchased brand name prescription drugs from retail pharmacies, and in a similar class action in North Dakota on behalf of North Dakota consumers. Although it is not possible at this early stage to predict the outcome of these lawsuits, it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flows or results of operations.

     The Federal Trade Commission (the 'FTC') is conducting an investigation to determine whether Warner-Lambert and twenty-one other pharmaceutical manufacturers have engaged in concerted activities to raise the prices of pharmaceutical products in the United States. Warner-Lambert was served with and responded to two subpoenas from the FTC in 1996 and 1997, respectively, and has cooperated with this investigation. Warner-Lambert cannot at present predict the outcome of this investigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the executive officers of Warner-Lambert as of March 1, 1999 is set forth below:

                                              POSITIONS AND                  PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                     AND EMPLOYMENT
              NAME                 AGE       WITH REGISTRANT                  DURING PAST 5 YEARS
---------------------------------  ---    ----------------------  -------------------------------------------
Melvin R. Goodes.................  63     Chairman of the Board   Chairman of the Board and Chief Executive
                                            and Chief Executive     (since August 1991)
                                            Officer; Director
Lodewijk J. R. de Vink...........  54     President and Chief     President and Chief Operating Officer
                                            Operating Officer;      (since August 1991)
                                            Director
John F. Walsh....................  56     Executive Vice          Executive Vice Executive (since January
                                            President               1991); President, Shaving Products Group
                                                                    (since August 1997); President, Consumer
                                                                    Healthcare Sector (December 1994 - July
                                                                    1997); President, Consumer Products
                                                                    Sector (January 1992 - December 1994)
Ernest J. Larini.................  56     Vice President and      Vice President and Chief Financial Officer
                                            Chief Financial         (since November 1992)
                                            Officer
J. Frank Lazo....................  51     Vice President          Vice President (since April 1990);
                                                                    President, Adams (since December 1994);
                                                                    President, Latin America/
                                                                    Asia/Australia/Middle East/Africa Group
                                                                    (January 1992 - December 1994)
S. Morgan Morton.................  59     Vice President          Vice President (since January 1994);
                                                                    President, Consumer Healthcare Sector
                                                                    (since August 1997); President,
                                                                    Warner-Lambert Consumer Healthcare U.S.A.
                                                                    (June 1996 - July 1997); President,
                                                                    Warner Wellcome Consumer Healthcare
                                                                    U.S.A. (December 1995 - June 1996);
                                                                    President, Shaving Products Group
                                                                    (September 1993 - December 1995)
Anthony H. Wild, Ph.D. ..........  50     Vice President          Vice President (since September 1995);
                                                                    President, Pharmaceutical Sector (since
                                                                    May 1996); President, Parke-Davis, North
                                                                    America (February 1995 - May 1996);
                                                                    President, Schering-Plough-Japan,
                                                                    Schering-Plough Corporation (August
                                                                    1989 - February 1995)
John S. Craig....................  47     Vice President          Vice President (since January 1996);
                                                                    President, Adams USA (since July 1995);
                                                                    President and Chief Executive Officer,
                                                                    Lender's Bagel Bakery division of Kraft
                                                                    Foods, Inc. (September 1986 - February
                                                                    1994)

                                                  (table continued on next page)

(table continued from previous page)

                                              POSITIONS AND                  PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                     AND EMPLOYMENT
              NAME                 AGE       WITH REGISTRANT                  DURING PAST 5 YEARS
---------------------------------  ---    ----------------------  -------------------------------------------
Ronald M. Cresswell, Ph.D. ......  64     Senior Vice President   Senior Vice President (since November
                                            and Chief Scientific    1998); Chief Scientific Officer (since
                                            Officer                 October 1998); Vice President (May
                                                                    1988 - November 1998); Chairman,
                                                                    Parke-Davis Research (November 1989 -
                                                                    November 1998)
Raymond M. Fino..................  56     Vice President          Vice President, Human Resources (since
                                                                    January 1985)
Philip M. Gross..................  57     Vice President          Vice President (since January 1990); Vice
                                                                    President, Strategic Management Processes
                                                                    (since January 1994); President, Novon
                                                                    Products Group (January 1990 - January
                                                                    1994)
Gregory L. Johnson...............  52     Vice President and      Vice President and General Counsel (since
                                            General Counsel         October 1983)
Richard W. Keelty................  57     Vice President          Vice President (since January 1996); Vice
                                                                    President, Public Affairs, (since
                                                                    December 1995); Vice President, Public
                                                                    Relations (November 1990 - November 1995)
Joseph E. Lynch..................  47     Vice President and      Vice President and Controller (since June
                                            Controller              1995); Comptroller, American Home
                                                                    Products Corporation (March 1995 - June
                                                                    1995); Director, Corporate Accounting and
                                                                    Budgets, American Cyanamid Company (April
                                                                    1991 - March 1995)
F. Phillip Milhomme..............  62     Vice President          Vice President (since January 1992);
                                                                    President, Adams, Europe/Middle
                                                                    East/Africa (since December 1994);
                                                                    President, Consumer Products, Europe
                                                                    (January 1992 - December 1994)
Harold F. Oberkfell..............  52     Vice President          Vice President (since January 1992); Vice
                                                                    President, Knowledge Management Officer
                                                                    (since September 1998); President, Latin
                                                                    America/Asia Sector (February
                                                                    1995 - September 1998); President,
                                                                    Parke-Davis, North America (January
                                                                    1992 - February 1995)
Maurice A. Renshaw...............  52     Vice President          Vice President (since January 1997);
                                                                    President, Parke-Davis, U.S. (since April
                                                                    1998); President, Parke-Davis, U.S. and
                                                                    Mexico (August 1996 - December 1996);
                                                                    President, Warner-Lambert KK, Japan
                                                                    (December 1989 - August 1996)

                                                  (table continued on next page)

(table continued from previous page)

                                              POSITIONS AND                  PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                     AND EMPLOYMENT
              NAME                 AGE       WITH REGISTRANT                  DURING PAST 5 YEARS
---------------------------------  ---    ----------------------  -------------------------------------------
Barbara S. Thomas................  49     Vice President          Vice President (since April 1998);
                                                                    President, Consumer Healthcare (since
                                                                    December 1997); President and Chief
                                                                    Executive Officer, Pillsbury Canada Ltd.
                                                                    (March 1995 - November 1997); Vice
                                                                    President/General Manager, Pizza/Snacks;
                                                                    Breakfast and Dessert Mixes, Pillsbury
                                                                    Canada Ltd. (October 1993 - March 1995)
William S. Woodson...............  64     Vice President and      Vice President and Treasurer (since
                                            Treasurer               December 1991)
Rae G. Paltiel...................  52     Secretary               Secretary (since February 1986)

     All of the above-mentioned officers, with the exception of Ms. Thomas, Mr. Craig, Mr. Lynch and Dr. Wild, have been employed by Warner-Lambert for the past five years.

     Ms. Thomas has been employed by Warner-Lambert since December 1997. Prior to that time, Ms. Thomas was employed by The Pillsbury Company serving as President and Chief Executive Officer of Pillsbury Canada, Ltd., from March 1995 to November 1997. Ms. Thomas joined The Pillsbury Company in October 1993 as Vice President, General Manager, for the pizza/snack division. The Pillsbury Company is a multinational consumer company.

     Mr. Craig has been employed by Warner-Lambert since July 1995. Prior to that time, Mr. Craig had been employed by Kraft Foods, Inc., serving as President and Chief Executive Officer of Kraft's Lender's Bagel Bakery division from September 1986 to February 1994. Kraft Foods, Inc., a wholly-owned subsidiary of Philip Morris Companies Inc., is a multinational producer of packaged grocery products.

     Mr. Lynch has been employed by Warner-Lambert since June 1995. Prior to that time and during his last three months with American Cyanamid Company, which was acquired by American Home Products Corporation in November 1994, Mr. Lynch performed certain functions of Comptroller at American Home Products Corporation from March 1995 to June 1995. American Home Products is a multinational health care and food products company. From April 1991 to March 1995, Mr. Lynch held the position of Director, Corporate Accounting and Budgets, American Cyanamid Company. Prior to being acquired by American Home Products Corporation, American Cyanamid Company was a multinational medical and agricultural products company.

     Dr. Wild has been employed by Warner-Lambert since February 1995. Prior to that time, Dr. Wild had been employed by Schering-Plough Corporation, a multinational pharmaceutical company. From August 1989 to February 1995, Dr. Wild held the position of President of Schering-Plough-Japan.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's stock is traded is the New York Stock Exchange, but the stock is also listed and traded on the following domestic and international stock exchanges: Chicago, Pacific, London and Zurich. Shareholders of record totaled approximately 48,000 as of December 31, 1998. Cash dividends paid in 1998 totaled $525 million. A dividend of $.16 per share was paid in each quarter of 1998 for an annual total of $.64 per share. This was a 25.5% increase over the prior year total of $.51 per share, paid in four quarterly dividends of $.13 per share during 1997. The information set forth under the caption 'Market Prices of Common Stock and Dividends' on page 47 of the Warner-Lambert 1998 Annual Report is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information set forth under the caption 'Five-Year Summary of Selected Financial Data' on page 30 of the Warner-Lambert 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption 'Management's Discussion and Analysis' on pages 48 through 55 of the Warner-Lambert 1998 Annual Report is incorporated herein by reference and should be read in conjunction with the consolidated financial statements and the notes thereto contained on pages 31 through 45 of the Warner-Lambert 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information set forth under the caption 'Management's Discussion and Analysis -- Market Risk' on pages 52 through 53 of the Warner-Lambert 1998 Annual Report and in Note 10 to the consolidated financial statements on pages 37 through 38 of the Warner-Lambert 1998 Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Warner-Lambert and its subsidiaries and the notes thereto, listed in Item 14(a)1 and included in the Warner-Lambert 1998 Annual Report on pages 31 through 45, together with the report thereon of PricewaterhouseCoopers LLP dated January 25, 1999 on page 46 of the Warner-Lambert 1998 Annual Report, and quarterly financial information on page 47 of the Warner-Lambert 1998 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information relating to the Warner-Lambert Directors and nominees is incorporated herein by reference from pages 2 through 7 of the Warner-Lambert Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999. Information relating to executive officers of Warner-Lambert is set forth in Part I of this Form 10-K on pages 11 through 13. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the Proxy Statement, referred to above, at page 9 and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information relating to executive compensation is contained in the Proxy Statement, referred to above in Item 10, at pages 12 through 22 and such information is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. ALL FINANCIAL STATEMENTS

       The following items are included in Part II of this report through incorporation by reference to pages 31 through 46 of the Warner-Lambert 1998 Annual Report:

               Consolidated Statements of Income, Retained Earnings and Comprehensive Income for each of the three years in the period ended December 31, 1998.

               Consolidated Balance Sheets at December 31, 1998 and 1997.

               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

               Notes to Consolidated Financial Statements.

               Report by Management.

               Report of Independent Accountants.

    2. FINANCIAL STATEMENT SCHEDULE

       Included in Part IV of this report:

             Report of Independent Accountants on Financial Statement Schedule.

             Schedule II -- Valuation and Qualifying Accounts.

       Schedules other than those listed above are omitted because they are either not applicable or the required information is included through incorporation by reference to pages 31 through 46 of the Warner-Lambert 1998 Annual Report.

    3. EXHIBITS

        (3) Articles of Incorporation and By-Laws.

          (a) Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 28, 1998 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-3608)).

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

       (10) Material contracts.

           (a)*   Warner-Lambert Company 1989 Stock Plan, as amended to January 27, 1998 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998 (File No. 1-3608)).
           (b)*   Warner-Lambert Company 1992 Stock Plan, as amended to January 27, 1998 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998 (File No. 1-3608)).
           (c)*   Warner-Lambert Company 1996 Stock Plan, as amended to January 27, 1998 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1998 (File No. 1-3608)).

           (d)*   Warner-Lambert Company Incentive Compensation Plan, as amended to September 27, 1994
                  (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 1-3608)).
           (e)*   Warner-Lambert Company Supplemental Pension Income Plan, as amended to November 28, 1995
                  (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December
                  31, 1995 (File No. 1-3608)).
           (f)*   Group Plan Participation by Non-employee Directors (Incorporated by reference to
                  Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-3608)).
           (g)*   Warner-Lambert Company Directors' Retirement Plan, as amended to June 1, 1995 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1995 (File No. 1-3608)).
           (h)*   Warner-Lambert Excess Savings Plan, formerly Warner-Lambert Supplemental Savings Plan, as amended to October 1, 1997. (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-3608)).
           (i)*   Warner-Lambert Company Executive Severance Plan, as amended to October 1, 1997.
           (j)*   Restricted Stock Plan for Directors of Warner-Lambert Company, as amended to January 28, 1992
                  (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December
                  31, 1991 (File No. 1-3608)).
           (k)*   Employment Agreement dated September 24, 1985 between Warner-Lambert Company and Melvin R.
                  Goodes, Chairman of the Board and Chief Executive Officer, as amended to August 1, 1991
                  (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 1-3608)).
           (l)*   Employment Agreement effective as of August 1, 1991 between Warner-Lambert Company and
                  Lodewijk J. R. de Vink, President and Chief Operating Officer (Incorporated by reference to
                  Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File
                  No. 1-3608)).

      (12) Computation of Ratio of Earnings to Fixed Charges.

      (13) Copy of the Warner-Lambert Company Annual Report for the year ended December 31, 1998. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.

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

(b) REPORTS ON FORM 8-K

     Warner-Lambert has not filed any reports on Form 8-K for the year ending December 31, 1998.

     Warner-Lambert will furnish to any holder of its securities, upon request and at a reasonable cost, copies of the Exhibits listed in Item 14.

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
  WARNER-LAMBERT COMPANY

     Our audits of the consolidated financial statements referred to in our report dated January 25, 1999 appearing on page 46 of the 1998 Annual Report to Shareholders of Warner-Lambert Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

400 Campus Drive
Florham Park, New Jersey
January 25, 1999

                                                                     SCHEDULE II

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                   ADDITIONS
                                                                     BALANCE AT    CHARGED TO                  BALANCE
                                                                     BEGINNING     COSTS AND                   AT END
                           DESCRIPTION                                OF YEAR       EXPENSES     DEDUCTIONS    OF YEAR
------------------------------------------------------------------   ----------    ----------    ----------    -------
                                                                                   (DOLLARS IN MILLIONS)

Year ended December 31, 1998:
     Allowance for doubtful accounts..............................     $ 34.5        $ 11.4        $ 16.0      $ 29.9
     Allowance for discounts and customer claims..................       59.4         262.9         211.7       110.6
     Allowance for deferred tax assets............................       28.9          14.4           8.9        34.4
                                                                     ----------    ----------    ----------    -------
                                                                       $122.8        $288.7        $236.6      $174.9
                                                                     ----------    ----------    ----------    -------
                                                                     ----------    ----------    ----------    -------
Year ended December 31, 1997:
     Allowance for doubtful accounts..............................     $ 36.6        $  3.9        $  6.0      $ 34.5
     Allowance for discounts and customer claims..................       39.5         294.9         275.0        59.4
     Allowance for deferred tax assets............................       28.8           5.4           5.3        28.9
                                                                     ----------    ----------    ----------    -------
                                                                       $104.9        $304.2        $286.3      $122.8
                                                                     ----------    ----------    ----------    -------
                                                                     ----------    ----------    ----------    -------
Year ended December 31, 1996:
     Allowance for doubtful accounts..............................     $ 20.7        $ 22.3        $  6.4      $ 36.6
     Allowance for discounts and customer claims..................       29.7         257.7         247.9        39.5
     Allowance for deferred tax assets............................       37.0         --              8.2        28.8
                                                                     ----------    ----------    ----------    -------
                                                                       $ 87.4        $280.0        $262.5      $104.9
                                                                     ----------    ----------    ----------    -------
                                                                     ----------    ----------    ----------    -------

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WARNER-LAMBERT COMPANY
                                               Registrant

Dated as of March 12, 1999              By   /S/ MELVIN R. GOODES
                             .........................................................
                                                 Melvin R. Goodes
                                               Chairman of the Board
                                            and Chief Executive Officer

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

      /S/ JOSEPH E. LYNCH
By    ................................................
                      Joseph E. Lynch
               Vice President and Controller
               (Principal Accounting Officer)
                                                        March 12, 1999

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

      /S/ LODEWIJK J. R. DE VINK
By    ................................................
              Lodewijk J. R. de Vink, Director

      /S/ JOHN A. GEORGES
By    ................................................
                 John A. Georges, Director

      /S/ WILLIAM H. GRAY III
By    ................................................
               William H. Gray III, Director

      /S/ WILLIAM R. HOWELL
By    ................................................
                William R. Howell, Director

      /S/ LASALLE D. LEFFALL, JR.
By    ................................................
          LaSalle D. Leffall, Jr., M.D., Director       March 12, 1999

      /S/ GEORGE A. LORCH
By    ................................................
                 George A. Lorch, Director

      /S/ ALEX J. MANDL
By    ................................................
                  Alex J. Mandl, Director

      /S/ LAWRENCE G. RAWL
By    ................................................
                 Lawrence G. Rawl, Director

      /S/ MICHAEL I. SOVERN
By    ................................................
                Michael I. Sovern, Director

                                 STATEMENT OF DIFFERENCES

               The registered trademark symbol shall be expressed as ......'r'

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------

  (3)     Articles of Incorporation and By-Laws.
          (a)   Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 28, 1998 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for
                the quarter ended June 30, 1998 (File No. 1-3608)).
          (b)   By-Laws of Warner-Lambert Company, as amended to October 25, 1988 (Incorporated by reference to
                Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988 (File No.
                1-3608)).
  (4)     Instruments defining the rights of security holders, including indentures.
          (a)   Amended and Restated Rights Agreement, dated as of March 25, 1997, between Warner-Lambert Company and First Chicago Trust Company of New York, as Rights Agent (Incorporated by reference to
                Warner-Lambert's Registration Statement on Form 8-A, dated June 28, 1988, as amended by Form 8-A/A, dated July 5, 1989 and by Form 8-A/A, dated March 27, 1997 (File No. 1-3608)).
          (b)   Warner-Lambert agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt of Warner-Lambert. The principal amount of debt issues authorized under each such instrument does not exceed 10% of the total assets of Warner-Lambert.
 (10)     Material contracts.
          (a)   Warner-Lambert Company 1989 Stock Plan, as amended to January 27, 1998 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No.
                1-3608)).
          (b)   Warner-Lambert Company 1992 Stock Plan, as amended to January 27, 1998 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No.
                1-3608)).
          (c)   Warner-Lambert Company 1996 Stock Plan, as amended to January 27, 1998. (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No.
                1-3608)).
          (d)   Warner-Lambert Company Incentive Compensation Plan, as amended to September 27, 1994 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1994 (File No. 1-3608)).
          (e)   Warner-Lambert Company Supplemental Pension Income Plan, as amended to November 28, 1995
                (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31,
                1995 (File No. 1-3608)).
          (f)   Group Plan Participation by Non-employee Directors (Incorporated by reference to Warner-Lambert's
                Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-3608)).
          (g)   Warner-Lambert Company Directors' Retirement Plan, as amended to June 1, 1995 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995
                (File No. 1-3608)).
          (h)   Warner-Lambert Excess Savings Plan, formerly Warner-Lambert Supplemental Savings Plan, as amended to October 1, 1997 (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1997 (File No. 1-3608)).
          (i)   Warner-Lambert Company Executive Severance Plan, as amended to October 1, 1997.
          (j)   Restricted Stock Plan for Directors of Warner-Lambert Company, as amended to January 28, 1992
                (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31,
                1991 (File No. 1-3608)).
          (k)   Employment Agreement dated September 24, 1985 between Warner-Lambert Company and Melvin R. Goodes,
                Chairman of the Board and Chief Executive Officer, as amended to August 1, 1991 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended September 30,
                1991 (File No. 1-3608)).
          (l)   Employment Agreement effective as of August 1, 1991 between Warner-Lambert Company and Lodewijk J.
                R. de Vink, President and Chief Operating Officer (Incorporated by reference to Warner-Lambert's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1991 (File No. 1-3608)).
 (12)     Computation of Ratio of Earnings to Fixed Charges.
 (13)     Copy of the Warner-Lambert Company Annual Report for the year ended December 31, 1998. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed 'filed' as part of this filing.

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------
 (21)     Subsidiaries of the registrant.
 (23)     Consent of Independent Accountants.
 (27)     Financial Data Schedule (EDGAR filing only).
 (99)     Cautionary Statements Relating to 'Safe Harbor'
          Provisions of the Private Securities Litigation Reform
          Act of 1995.