Form 10-K405/A
period 1998-12-31
WARNER LAMBERT CO
filed 1999-04-19
CIK 104669

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K/A


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of Warner-Lambert Company as of March 31, 1999 was approximately $54.5 billion.

     The number of shares outstanding of the registrant's Common Stock as of March 31, 1999 was 822,805,305 shares, Common Stock, par value $1.00 per share.

     This Amendment No. 1 to the Annual Report on Form 10-K for Warner-Lambert Company for the fiscal year ended December 31, 1998 is being filed to amend Item 1 and Items 6, 7 and 8 (Exhibit 13).


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

     Except as otherwise noted below, all product names appearing in capitalized letters in this report on Form 10-K/A are trademarks of Warner-Lambert, its affiliates, related companies or licensors. ZANTAC, ZANTAC 75, BECONASE and ZOVIRAX are registered trademarks of Glaxo Wellcome plc ('Glaxo Wellcome'), its affiliates, related companies or licensors. CELESTIAL SEASONINGS and HERBAL COMFORT are registered trademarks of Celestial Seasonings Inc. CELEXA is a trademark of Forest Laboratories, Inc. ('Forest Laboratories'), its affiliates, related companies or licensors. OMNICEF is a registered trademark of Fujisawa Pharmaceutical Co., Ltd., its affiliates or related companies. VIRACEPT is a registered trademark of Agouron Pharmaceuticals, Inc., its affiliates or related companies.

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


     REZULIN was first marketed in March 1997 in the United States and achieved worldwide sales of $420 million during 1997 and $748 million during 1998. On November 3, 1997, the Company initiated changes in the prescribing information for REZULIN. These changes were made in response to rare reports during marketed use of hepatic injuries, which are usually reversible, but which in extremely rare cases resulted in liver transplants or death. The changes involved a recommendation to monitor liver enzymes. The Company continued to review the safety experience with REZULIN (including worldwide reports of adverse events) following the November 3rd announcement. Based on this review, on December 1, 1997, the Company announced additional labeling changes for REZULIN which prominently recommended that physicians monitor patients more frequently for signs of liver dysfunction. In July 1998, the Company announced further labeling changes for REZULIN which recommended additional liver enzyme monitoring and limited the trial period for monotherapy. The labeling changes were made to minimize the risk for these rare but potentially serious adverse liver events. The Company does not believe that these labeling changes will appreciably diminish the population of patients eligible for this important medication. The FDA's Endocrinologic and Metabolic Drugs Advisory Committee conducted a review of REZULIN's post-marketing safety and efficacy data and Warner-Lambert's supplemental New Drug Application ('sNDA') for combination therapy with a sulfonylurea and metformin at its regularly scheduled meeting on March 26, 1999. For further discussion of REZULIN and the possibility of further FDA actions relating thereto, see 'Item 1. Business -- Regulation' below.


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


     Warner-Lambert and the FDA have been discussing reports of rare adverse liver events (including liver-related deaths) associated with REZULIN. The Company has modified the labeling of the product to provide for the monitoring of liver enzymes in an effort to reduce the occurrence of these rare events. The FDA held a public meeting of the Endocrinologic and Metabolic Drugs Advisory Committee on March 26, 1999 to discuss the REZULIN post-marketing safety data as well as the Company's sNDA for combination therapy with metformin and a sulfonylurea. The Committee members voted 11-1 that the benefits of REZULIN outweigh its risks when used in combination with insulin. The Committee members also voted 12-0 that the benefits of REZULIN outweigh its risks when used in combination with sulfonylureas. In addition, at least half of the members voted that the benefits of REZULIN as monotherapy do not outweigh its risks with current labeling. Warner-Lambert believes that sales of REZULIN for monotherapy approximate 15% of total REZULIN sales. The Advisory Committee did not vote on whether any restrictions or limitations should be imposed on future REZULIN sales, but some members commented that changes to the current labeling could be made that would serve to improve the benefit to risk ratio and some members expressed the view that REZULIN sales should be limited to patients whose diabetes can not be controlled by other drugs. The FDA is not bound by the findings of the Advisory Committee. While the Company remains convinced of the favorable risk/benefit profile of the drug, it cannot predict what action, if any, the FDA may take with respect thereto. Such action can include further labeling changes, additional monitoring, warnings to patients or limitations in the patient population. The FDA also has the power to order the removal of REZULIN from the market. Any such FDA action could adversely affect the sales of REZULIN and the profits and stock price of the Company. In addition, competitive drugs will be reviewed at upcoming FDA advisory committee meetings in April. If approved, such drugs could have an adverse effect on the sales of REZULIN and the profits and stock price of the Company.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption 'Management's Discussion and Analysis' on pages 48 through 55 of the Warner-Lambert 1998 Annual Report is incorporated herein by reference and should be read in conjunction with the consolidated financial statements and the notes thereto contained on pages 31 through 46A of the Warner-Lambert 1998 Annual Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Warner-Lambert and its subsidiaries and the notes thereto, listed in Item 14(a)1 and included in the Warner-Lambert 1998 Annual Report on pages 31 through 46A, together with the report thereon of PricewaterhouseCoopers LLP dated January 25, 1999 on page 46 of the Warner-Lambert 1998 Annual Report, and quarterly financial information on page 47 of the Warner-Lambert 1998 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The required information relating to the Warner-Lambert Directors and nominees is incorporated herein by reference from pages 2 through 7 of the Warner-Lambert Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 1999. Information relating to executive officers of Warner-Lambert is set forth in Part I of this Form 10-K/A on pages 11 through 13. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the Proxy Statement, referred to above, at page 9 and such information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. ALL FINANCIAL STATEMENTS

       The following items are included in Part II of this report through incorporation by reference to pages 31 through 46 of the Warner-Lambert 1998 Annual Report:

               Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 1998.

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

          (b) By-Laws of Warner-Lambert Company, as amended to April 1, 1999.

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

      (23) Consent of Independent Accountants.

      (27) Financial Data Schedule (EDGAR filing only).

      (99) Cautionary Statements Relating to 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995.

------------


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A pursuant to Item 14(c).


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

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
  WARNER-LAMBERT COMPANY


     Our audits of the consolidated financial statements referred to in our report dated January 25, 1999 appearing on page 46 of this 1998 Annual Report on Form 10-K, as amended, also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K, as amended. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


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

                                  SIGNATURE


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WARNER-LAMBERT COMPANY
                                               Registrant

Dated as of April 19, 1999                   By /s/ Rae G. Paltiel
                             .........................................................
                                                 Rae G. Paltiel
                                                 Secretary

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

          (b)   By-Laws of Warner-Lambert Company, as amended to April 1, 1999.

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