Form 10-Q
period 1999-03-31
WARNER LAMBERT CO
filed 1999-05-12
CIK 104669

FORM 10-Q

		 SECURITIES AND EXCHANGE COMMISSION

		       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1999

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


	  YES   X           NO
	       ---              ---

	  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

	  CLASS                    Outstanding at April 30, 1999
	  -----                    ----------------------------

Common Stock, $1 par value                823,284,660


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

						  March 31,   December 31,
						    1999         1998
						  ---------   -----------
						   (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $ 1,182.0     $   911.3
  Receivables                                       1,684.9       1,694.8
  Inventories                                         870.8         888.4
  Prepaid expenses and other current assets           628.3         607.8
						  ---------     ---------
	Total current assets                        4,366.0       4,102.3

  Investments and other assets                        616.2         625.8
  Property, plant and equipment                     2,807.6       2,775.3
  Intangible assets                                 1,656.3       1,727.2
						  ---------     ---------
	Total assets                              $ 9,446.1     $ 9,230.6
						  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt                                 $   223.7     $   256.3
  Accounts payable, trade                           1,738.7       1,575.2
  Accrued compensation                                207.7         225.1
  Other current liabilities                           934.0         927.6
  Federal, state and foreign income taxes             262.4         245.8
						  ---------     ---------
	Total current liabilities                   3,366.5       3,230.0

  Long-term debt                                    1,273.9       1,260.3
  Deferred income taxes and other
   noncurrent liabilities                           1,156.9       1,128.2

  Shareholders' equity:
     Preferred stock - none issued                        -             -
     Common stock - 961,981,608 shares issued         962.0         962.0
     Capital in excess of par                         234.2         182.3
     Retained earnings                              4,471.6       4,254.9
     Accumulated other comprehensive income          (601.2)       (399.1)
     Treasury stock, at cost:  1999 - 139,176,303
      shares; 1998 - 140,429,452 shares)           (1,417.8)     (1,388.0)
						  ---------     ---------
	Total shareholders' equity                  3,648.8       3,612.1
						  ---------     ---------
	Total liabilities and shareholders'
	   equity                                 $ 9,446.1     $ 9,230.6
						  =========     =========

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

						 Three Months
						Ended March 31,
					       -----------------
					       1999         1998
					       ----         ----

					(Dollars in millions, except
					     per share amounts)


NET SALES                                  $2,860.0     $2,218.9

COSTS AND EXPENSES:

  Cost of goods sold                          692.4        604.6
  Selling, general and administrative       1,344.5      1,011.4
  Research and development                    233.8        182.9
  Other expense (income), net                  52.6         26.6
					   --------     --------
      Total costs and expenses              2,323.3      1,825.5
					   --------     --------

INCOME BEFORE INCOME TAXES                    536.7        393.4

Provision for income taxes                    155.6        114.1
					   --------     --------
NET INCOME                                 $  381.1     $  279.3
					   ========     ========

NET INCOME PER COMMON SHARE:

  Basic                                    $    .46     $    .34
  Diluted                                  $    .45     $    .33


DIVIDENDS PER COMMON SHARE                 $    .20     $    .16

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

							  Three Months
							 Ended March 31,
							 ---------------
							 1999       1998
							 ----       ----
						      (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                        $  381.1  $   279.3
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                     82.4       71.7
       Deferred income taxes                            (16.9)     (36.2)
       Changes in assets and liabilities, net of
	effects from disposition of business:
	   Receivables                                  (43.7)     107.4
	   Inventories                                    1.7      (55.9)
	   Accounts payable and
	    accrued liabilities                         271.7      (42.1)
       Other, net                                        40.9      (30.7)
						     --------  ---------
       Net cash provided by operating activities        717.2      293.5
						     --------  ---------
INVESTING ACTIVITIES:
   Purchases of investments                              (9.4)      (9.2)
   Proceeds from maturities/sales of investments          1.1       13.8
   Capital expenditures                                (193.5)     (91.4)
   Proceeds from disposition of business                    -      125.0
   Other, net                                            (3.7)      23.2
						     --------  ---------
       Net cash (used) provided by investing
	Activities                                     (205.5)      61.4
						     --------  ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings                             179.6      594.0
   Principal payments on borrowings                    (185.6)  (1,002.0)
   Purchases of treasury stock                          (37.8)     (37.6)
   Cash dividends paid                                 (164.4)    (130.9)
   Proceeds from stock option exercises                  27.0       29.7
						     --------  ---------
       Net cash used by financing activities           (181.2)    (546.8)
						     --------  ---------
Effect of exchange rate changes on cash
  and cash equivalents                                  (59.8)      (4.9)
						     --------  ---------
       Net increase (decrease) in cash
	 and cash equivalents                           270.7     (196.8)
Cash and cash equivalents at beginning of year          911.3      756.5
						     --------  ---------
Cash and cash equivalents at end of period           $1,182.0  $   559.7
						     ========  =========

See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in millions, except per share amounts)

NOTE A: The interim financial statements presented herein should be read in conjunction with Warner-Lambert Company's 1998 Annual Report on Form 10-K/A.

NOTE B: The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE C: In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been included in the consolidated financial statements.

NOTE D: On January 26, 1999, Warner-Lambert announced a definitive agreement to acquire Agouron Pharmaceuticals, Inc., an integrated pharmaceutical company committed to the discovery and development of innovative therapeutic products for treatment of cancer, AIDS and other serious diseases. Agouron achieved total revenues of $466.5 and net income of $13.2 for their fiscal year ended June 30, 1998. The transaction will be accounted for as a pooling of interests and will require the approval of Agouron's shareholders. A meeting of Agouron shareholders is scheduled for May 17, 1999 to vote on approval of the transaction. The acquisition will not require Warner-Lambert shareholder approval. Under the terms of the agreement, which is valued at approximately $2.1 billion, each share of Agouron stock will be converted into shares of Warner-Lambert Company common stock at an exchange ratio equal to dividing $60.00 by the average closing price of Warner-Lambert common stock during the ten day trading period ending May 13, 1999. In no event will the exchange ratio be more than .9300 or less than .8108 of a share of Warner-Lambert Company common stock. Warner-Lambert expects to issue between 29,500,000 and 33,800,000 shares of common stock to Agouron shareholders.

NOTE E: In the first quarter of 1998, the company sold its Rochester, Michigan pharmaceutical manufacturing plant as well as certain minor prescription products for approximately $125.0. The resulting pretax gain of $66.6 was offset by costs related to the company's plans to close two of its foreign manufacturing facilities. The results of these transactions were recorded in Other expense (income), net for the three months ended
	  March 31, 1998.

NOTE F: Total comprehensive income includes net income and other comprehensive income which consists primarily of foreign currency translation adjustments. Total comprehensive income for the three-month periods ended March 31, 1999 and 1998 was $179.0 and $260.1, respectively. The increase in foreign currency translation adjustments was $201.2 and $26.8 for the three months ended March 31, 1999 and 1998, respectively.



NOTE G:   The Net income per common share computations were as follows:
	  (Shares in thousands)

							Three Months Ended
							     March 31,
							------------------
							1999          1998
							----          ----
	  Basic:

	  Net income                                  $381.1        $279.3
	  Average common shares outstanding          822,557       818,056
						    --------      --------
							$.46          $.34
						    ========      ========

	  Diluted:

	  Net income                                  $381.1        $279.3

	  Average common shares outstanding          822,557       818,056
	  Impact of potential future stock
	     option exercises, net of shares
	     repurchased                              28,555        26,470
						    --------      --------
	  Average common shares outstanding -
	     assuming dilution                       851,112       844,526
						    --------      --------
							$.45          $.33
						    ========      ========

NOTE H:   Major classes of inventories were as follows:

					March 31, 1999    December 31, 1998
					--------------    -----------------

	  Raw materials                     $170.8               $145.1
	  Finishing supplies                  45.1                 48.8
	  Work in process                    181.2                229.3
	  Finished goods                     473.7                465.2
					    ------               ------
					    $870.8               $888.4
					    ======               ======

NOTE I:   Property, plant and equipment balances were as follows:

					March 31, 1999    December 31, 1998
					--------------    -----------------

	  Property, plant and equipment   $ 4,484.2          $ 4,464.7
	  Less accumulated depreciation    (1,676.6)          (1,689.4)
					  ---------          ---------
	     Net                          $ 2,807.6          $ 2,775.3
					  =========          =========

NOTE J:   Intangible asset balances were as follows:

					March 31, 1999    December 31, 1998
					--------------    -----------------

	  Goodwill                         $1,253.7           $1,299.0
	  Trademarks and other
	     intangibles                      640.5              662.2
	  Less accumulated amortization      (237.9)            (234.0)
					   --------           --------
	     Net                           $1,656.3           $1,727.2
					   ========           ========

NOTE K: Included in Other expense (income), net was interest expense of $32.3 and $35.8 for the first quarters of 1999 and 1998, respectively.

NOTE L: In 1998 the company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain financial information regarding operating segments on the basis used internally by management to evaluate segment performance. In 1999, the Statement also requires quarterly disclosure of certain segment information. Segment net sales and income before taxes for the three months ended March 31, 1999 and 1998 were as follows:

				      Net Sales         Income Before Taxes
				---------------------   -------------------
				    1999         1998      1999        1998
				    ----         ----      ----        ----
	  Pharmaceutical        $1,664.3     $1,125.0   $ 457.7      $330.5
	  Consumer Health Care     735.7        649.5     139.9       126.1
	  Confectionery            460.0        444.4      40.5        28.0
				--------     --------   -------      ------
	     Total Segments      2,860.0      2,218.9     638.1       484.6
	  Corporate                    -            -    (101.4)      (91.2)
				--------     --------   -------       -----
	     Consolidated Total $2,860.0     $2,218.9   $ 536.7      $393.4
				========     ========   =======      ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER ENDED MARCH 31, 1999
-----------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1998
------------------------------------------

NET SALES
---------

Sales for the first quarter of 1999 of $2.9 billion were 29 percent above 1998 first quarter sales. Sales increased 30 percent, adjusting for the unfavorable impact of foreign exchange rate changes. Unit volume grew by 28 percent coupled with price increases of 2 percent.

U.S. sales increased $446 million or 37 percent to $1.7 billion in the first quarter of 1999. International sales increased $195 million or 19 percent to $1.2 billion. At constant exchange rates, international sales were 22 percent above the same period last year.

SEGMENT SALES                     Three Months Ended March 31,
-------------                    ------------------------------
							Percent
						       Increase/
   (Dollars in Millions)           1999       1998    (Decrease)
				 ------     ------     --------
   Pharmaceutical                $1,664     $1,125        48 %

   Consumer Health Care             736        650        13

   Confectionery                    460        444         4
				 ------     ------
   Consolidated Net Sales        $2,860     $2,219        29 %
				 ======     ======

Worldwide pharmaceutical sales increased 48 percent to $1.7 billion in the first quarter of 1999. The sales increase was primarily attributable to the continued growth of the cholesterol-lowering agent LIPITOR, the oral agent for the treatment of type 2 diabetes REZULIN, the anticonvulsant NEURONTIN and the antihypertensive ACCUPRIL which achieved worldwide sales as follows:

			 Three months ended    Three months ended
			   March 31, 1999        March 31, 1998
(Dollars in millions)    ------------------    ------------------
LIPITOR                          $751                $378
REZULIN                           184                 138
NEURONTIN                         176                  96
ACCUPRIL                          116                  98

Pharmaceutical sales in the U.S. increased 54 percent to $1.1 billion in the first quarter of 1999. International pharmaceutical sales increased 38 percent to $572 million in 1999 or 37 percent at constant exchange rates.

Worldwide sales of LIPITOR nearly doubled to $751 million in the first quarter of 1999 compared to 1998. LIPITOR continues to be the cholesterol-lowering medication indicated for the broadest range of lipid abnormalities. LIPITOR now holds a 40 percent share of new prescriptions in the U.S. cholesterol lowering market. To sustain growth in LIPITOR's market share, the company has initiated aggressive life-cycle management programs exploring new indications and patient populations. In April 1999 the company announced the initiation of a major new clinical trial involving LIPITOR. The IDEAL (Incremental Decrease in Endpoints through Aggressive Lipid lowering) study will further investigate the continuous direct relationship between lowering LDL-cholesterol and reducing coronary heart disease risk.

Worldwide sales of REZULIN increased 33% to $184 million during the first quarter of 1999. Warner-Lambert markets REZULIN with Sankyo Company, Ltd., from whom the company licenses the product for North America and other areas. Warner-Lambert and the FDA have been discussing reports of adverse liver events (including liver-related deaths) associated with REZULIN. The company has modified the labeling of the product to provide for the monitoring of liver enzymes in an effort to reduce the occurrence of these events. The FDA held a public meeting of the Endocrinologic and Metabolic Drugs Advisory Committee on March 26, 1999 to discuss the REZULIN post-marketing safety data as well as the company's supplemental new drug application for combination therapy with metformin and a sulfonylurea. The Committee members voted 11-1 that the benefits of REZULIN outweigh its risks when used in combination with insulin. The Committee members also voted 12-0 that the benefits of REZULIN outweigh its risks when used in combination with sulfonylureas. In addition, at least half of the members voted that the benefits of REZULIN as monotherapy do not outweigh its risks with current labeling. Warner-Lambert believes that sales of REZULIN for monotherapy approximate 15% of total REZULIN sales. The Advisory Committee did not vote on whether any restrictions or limitations should be imposed on future REZULIN sales, but some members commented that changes to the current labeling could be made that would serve to improve the benefit to risk ratio and some members expressed the view that REZULIN sales should be limited to patients whose diabetes cannot be controlled by other drugs. The FDA is not bound by the findings of the Advisory Committee. While the company remains convinced of the favorable risk/benefit profile of the drug, it cannot predict what action, if any, the FDA may take with respect thereto. Such action can include further labeling changes, additional monitoring, warnings to patients or limitations in the patient population. The FDA also has the power to order the removal of REZULIN from the market. Any such FDA action could adversely affect the sales of REZULIN and the profits of the company. In addition, on April 22 and 23, 1999, an FDA Advisory Committee reviewed two competing drugs in the same class as REZULIN, known as glitazones. If such drugs are approved for sale by the FDA, it could have an adverse effect on the sales of REZULIN and the profits of the company.

Worldwide sales of NEURONTIN were $176 million in the first quarter of 1999, an increase of 83% over the same period one year ago. The company is currently conducting a clinical trial in pediatric patients at the request of the FDA. If the FDA finds that the study fairly responds to the request, a six month extension of the NEURONTIN epilepsy use patent protection from generic competition through mid-July 2000 could be granted. Additionally, the company has two other patents covering NEURONTIN whose expiration dates go well beyond 2000 which are the subject of litigation with potential generic competitors. The protection from generic competition provided by these patents would also be extended should pediatric exclusivity be granted.

Consumer health care product sales in the U.S. increased 17 percent to $415 million in the first quarter of 1999. At the end of 1998, Warner-Lambert acquired exclusive rights to over-the-counter ZANTAC products in the U.S. and Canada as part of the dissolution of its joint venture arrangements with Glaxo Wellcome plc. Prior to 1999, sales of the Glaxo Wellcome/Warner-Lambert joint venture, including ZANTAC 75, were not reflected in Warner-Lambert's reported sales. ZANTAC 75 sales in the U.S. were $41 million for the quarter ended March 31, 1999. U.S. sales of LISTERINE increased 22% to $101 million due to the 1999 launch of Tartar Control LISTERINE which had sales of $22 million in the first quarter. U.S. shaving products sales increased 3 percent to $53 million driven by strong sales of SILK EFFECTS razors which increased $7 million compared to the first quarter of 1998.

International consumer health care sales increased 8 percent to $321 million and 8 percent at constant exchange rates. The increase is primarily attributable to the international sales of the shaving products business which increased $16 million to $132 million. The increase in the shaving products business is due to stronger sales in Japan where sales increased $12 million.

Confectionery sales in the U.S. increased 2 percent to $154 million in the first quarter of 1999 primarily due to sales of $5 million of TRIDENT ADVANTAGE chewing gum which was launched in the third quarter of 1998.

International confectionery sales were $306 million, an increase of 4 percent or 13 percent at constant exchange rates. The international sales increase is primarily attributable to Mexico, where sales increased $6 million as compared to the same period last year due to stronger gum sales.

COSTS AND EXPENSES
------------------
As a percentage of net sales, cost of goods sold improved to 24.2% from 27.2% in 1998. The improvement in the ratio was mostly attributable to an increase in pharmaceutical segment product sales, with generally higher margins than consumer health care or confectionery products, as a percentage of total company sales.
Also contributing to the improvement was a favorable product mix in the pharmaceutical segment.

Selling, general and administrative expense in the first quarter of 1999 increased $333 million or 33 percent. As a percentage of net sales, selling, general and administrative expense for the quarter increased to 47.0% compared with 45.6% for the same quarter last year. Pharmaceutical segment expenses significantly increased to support new products. Quarterly settlements of co-promotion agreements related to LIPITOR and REZULIN are recorded in selling expense and increased $132 million compared to the first quarter of 1998. In addition, total company advertising and promotion expense increased $96 million compared to the first quarter of 1998 in support of products in all segments. Management expects that selling, general and administrative expenses as a percentage of net sales will remain at or slightly above this level for the full year.

Research and development expense increased 28 percent in the first quarter of 1999. As a percentage of net sales, research and development expense was 8.2% in both the first quarter of 1999 and the first quarter of 1998. For 1999 the company plans to invest in excess of $1 billion in research and development, a projected increase of over 20 percent compared with 1998.

Other expense (income), net in the first quarter of 1999 compared unfavorably to the first quarter of 1998 by $26 million. The unfavorability is partly attributable to foreign currency exchange losses of $7 million realized in the first quarter of 1999 as compared to foreign currency exchange gains of $4 million realized in the same period in 1998. Also contributing to the fluctuation is the absence of $9 million of 1998 income from milestone payments relating to the launch of LIPITOR in overseas markets. Costs related to the acquisition of Agouron Pharmaceuticals, Inc. will be recorded in Other expense in 1999 upon completion of that transaction. These costs are not expected to exceed $40 million.

INCOME TAXES
------------
The effective tax rate for the first quarter of 1999 remained at 29.0%.

NET INCOME
----------
Net income for the first quarter of 1999 increased 36 percent to $381 million.

Diluted earnings per share for the first quarter of 1999 increased from $.33 to $.45. Based on current planning assumptions, the company expects to increase annual earnings per share by 30 percent in 1999.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Selected data:

				   March 31,       December 31,
				     1999             1998
				    ------           ------
Net debt (in millions)              $  234           $  531
Net debt to net capital(equity
     and net debt)                       6%              13%

Net debt (total debt less cash and cash equivalents and other nonequity securities) decreased $297 million from December 31, 1998. Cash and cash equivalents were $1.2 billion at March 31, 1999, an increase of $271 million from December 31, 1998.

The company also held $82 million in nonequity securities, included in other asset categories that management views as cash equivalents, representing an increase of $7 million from December 31, 1998. The total increase in cash and cash equivalents of $278 million coupled with a decrease in total debt of $19 million account for the overall decrease in net debt. The first quarter increase in cash and cash equivalents includes the temporary benefit of approximately $190 million due to the timing of quarterly payments related to settlement of co-promotion agreements.

Cash provided by operating activities for the first quarter of 1999 of $717 million was more than sufficient to fund capital expenditures of $194 million and pay dividends of $164 million.

Planned capital expenditures for 1999 are estimated to be nearly $1 billion in support of additional manufacturing operations and expanded research facilities. The company believes that the amounts available from operating cash flow and future borrowings will be sufficient to meet expected operating needs and planned capital expenditures for the foreseeable future.

OTHER MATTERS
-------------

Year 2000

The company has continued to make considerable progress towards achieving Year 2000 (Y2K) compliance by following its five-step approach, as described in the 1998 Annual Report, for internal technology systems and business stakeholders. With respect to internal technology systems, the company has completed most of its projects. The company plans to substantially complete its internal Y2K projects by June 30, 1999, with remaining projects to be completed by September 30, 1999.

With respect to its business stakeholders, the company is continuing its program of assessing, verifying, auditing and monitoring their Y2K compliance, through the use of written questionnaires, oral inquiries, on-site visits and other means, and is factoring that information into its plans. The company has received responses from most of its mission critical business stakeholders and continues to pursue responses from the remainder. The company will continue assessing, verifying and auditing, through site visits and other means, the Y2K compliance of its business stakeholders through September 30, 1999, and beyond, if necessary. In addition, the company will continue monitoring its business stakeholders throughout 1999.

As described in the 1998 Annual Report, the company also has been developing company-wide business continuity plans encompassing all of its high priority internal systems and its supply chain of business stakeholders. The company has also begun development of emergency response plans. In developing both its business continuity plans and emergency response plans, the company has sought to exercise sound business judgment and to engage in the appropriate cost/benefit analysis of the risks posed by Y2K and its resolution of those risks.

Year 2000-related maintenance and modification costs are expensed as incurred, while the cost of new information technology is capitalized and amortized in accordance with company policy. Management currently estimates incremental expenditures of approximately $120 million will be necessary to address and remediate Year 2000 compliance issues, of which approximately $65 million has been incurred as of March 31, 1999. Management does not see any material change in the cost estimate at this time, however, currently unforeseen developments or delays could cause this cost estimate to change. Of the costs incurred to date, $53 million has been charged to expense and $12 million has been capitalized.

Although management believes that its Year 2000 compliance program reduces the risk of an internal compliance failure and is taking a proactive approach with business stakeholders, there can be no assurances that the company or its business stakeholders will achieve timely Year 2000 compliance or that such noncompliance will not have a material adverse impact on the company.

Restructuring

In 1998, the company recorded pretax restructuring charges of $93 million for three foreign plant closures due to a consolidation of certain product manufacturing resources in Europe. Additionally, in 1993 and 1991, the company recorded pretax restructuring charges of $525 million and $544 million, respectively, for the worldwide rationalization of manufacturing and distribution facilities and for organizational restructuring. At March 31, 1999 the company had a combined reserve balance related to these programs of $91.9 million. Management expects expenditures related to these activities to occur throughout 1999 with substantially all amounts expended by the end of 1999.

Acquisition

On January 26, 1999, Warner-Lambert announced a definitive agreement to acquire Agouron Pharmaceuticals, Inc., an integrated pharmaceutical company committed to the discovery and development of innovative therapeutic products for treatment of cancer, AIDS and other serious diseases. Agouron achieved total revenues of $466.5 million and net income of $13.2 million for their fiscal year ended June 30, 1998. The transaction will be accounted for as a pooling of interests and will require the approval of Agouron's shareholders. A meeting of Agouron shareholders is scheduled for May 17, 1999 to vote on approval of the transaction. The acquisition will not require Warner-Lambert shareholder approval. Under the terms of the agreement, which is valued at approximately $2.1 billion, each share of Agouron stock will be converted into shares of Warner-Lambert Company common stock at an exchange ratio equal to dividing $60.00 by the average closing price of Warner-Lambert common stock during the ten day trading period ending May 13,1999. In no event will the exchange ratio be more than .9300 or less than .8108 of a share of Warner-Lambert Company common stock. Warner-Lambert expects to issue between 29,500,000 and 33,800,000 shares of common stock to Agouron shareholders.

Statements made in this report that state "we believe," "we expect" or otherwise state the company's predictions for the future are forward-looking statements. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99 of the company's December 31, 1998 Form 10-K/A filed with the Securities and Exchange Commission. Exhibit 99 to the Form 10-K/A is incorporated by reference herein.

All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. ZANTAC and ZANTAC 75 are registered trademarks of Glaxo Wellcome plc, its affiliates, related companies or its licensors.


		PART II - OTHER INFORMATION
		---------------------------

Item 1.     Legal Proceedings
	    -----------------

In late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, was sued in a number of state and federal antitrust lawsuits seeking damages (including trebled and statutory damages, where applicable) and injunctive relief. These actions arose from allegations that the defendant drug companies, acting alone or in concert, engaged in differential pricing whereby they favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to retailer pharmacies. The federal cases, which were brought by retailers, were consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also contains certain commitments regarding Warner-Lambert's pricing of brand name prescription drugs. Appeals of the District Court's approval of this settlement were unsuccessful, and the commitments have become effective. Certain other rulings of the judge presiding in this case were also appealed, and the judge was reversed on all rulings. The cases were remanded to the District Court, and trial of the class action conspiracy action against the non-settling defendant pharmaceutical manufacturers and wholesalers was concluded in November, 1998 with a directed verdict for the defendants and dismissal of the class plaintiffs' case. That decision has been appealed to the 7th Circuit Court of Appeals. In April 1997, after execution of the federal class settlement referred to above but prior to the formal effectiveness of its pricing commitments, the same plaintiff-class members brought a new purported class action relating to the time period subsequent to the execution of the settlement. This new class suit sought only injunctive relief. At present, Warner-Lambert cannot predict the outcome of this and the other remaining federal lawsuits in which it is a defendant.

In addition, the Company has settled the vast majority of the Robinson-Patman Act lawsuits brought by those retail pharmacies which opted out of the class action conspiracy lawsuit. The amount of these settlements is not material.

The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. The Company, with the majority of the other drug company defendants, has agreed to settle the California consumer class action and this settlement is pending court approval. The amount of this settlement is not material. Warner-Lambert has also been named as a defendant in actions in state courts filed in Alabama, Minnesota, Mississippi and Wisconsin brought by classes of pharmacies, each arising from the same allegations of differential pricing. With its co-defendants, the Company has settled the Minnesota and Wisconsin actions. The Company's share of these settlements, which have been approved, are not material. In addition, the Company was named in class action complaints filed in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, Wisconsin and the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. With its co-defendants, the Company has agreed to settle these state consumer class actions. The Company's share of these settlements, which have been approved by all of the above courts, is not material.

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



Item 4.    Submission of Matters to a Vote of Security Holders
	   ---------------------------------------------------

	   (a) The Annual Meeting of Shareholders of Warner-Lambert was held on April 27, 1999.

	   (b) The following describes the matters voted upon at such meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions with respect to each such matter. There were no broker non-votes.

	   (1)  Election of Directors:

						Number of Shares
			  Number of Shares       Withheld From
    Name                    Voted "For"          Voting "For"
----------------------    ----------------      ----------------
Robert N. Burt              711,743,145            3,108,743

Donald C. Clark             711,023,813            3,828,075

Lodewijk J. R. de Vink      711,374,145            3,477,743

John A. Georges             711,324,190            3,527,698

William H. Gray III         710,958,358            3,893,530

William R. Howell           710,968,087            3,883,801

LaSalle D. Leffall, Jr.     711,469,269            3,382,619

George A. Lorch             711,606,527            3,245,361

Alex J. Mandl               711,682,730            3,169,158

Michael I. Sovern           711,403,111            3,448,777

	   (2) Appointment of Independent Accountants for 1999:

						Number of Shares
   Number of Shares        Number of Shares     Abstaining From
      Voted For              Voted Against           Voting
   ----------------        ----------------     ----------------
     711,484,694              1,183,261            2,183,933


Item 6.    Exhibits and Reports on Form 8-K
	   --------------------------------

	   (a)  Exhibits
		--------

		(10)  Material contracts
		      (a)  Warner-Lambert Company Executive
			   Severance Plan, as amended to October 1,
			   1997.
		      (b)  Employment Agreement dated as of
			   August 1, 1991 between Warner-Lambert
			   Company and Lodewijk J.R. de Vink, Chairman of the Board, President and Chief Executive Officer, as amended to May 1, 1999.
		      (c) Consulting Agreement effective May 1,1999 between Warner-Lambert Company and Melvin
			   R. Goodes.

		(12)  Computation of Ratio of Earnings to Fixed
		      Charges.

		(27)  Financial Data Schedule (EDGAR filing only).


	   (b)  Reports on Form 8-K
		-------------------
		A Current Report on Form 8-K dated January 26, 1999 was filed with the Securities and Exchange Commission in January 1999 in connection with the Company's entering into an agreement and plan of merger with WLC Acquisition Corporation, a California corporation and wholly-owned subsidiary of the Company, and Agouron Pharmaceuticals, Inc., a California corporation, whereby WLC will be merged with and into Agouron, with Agouron as the surviving entity.


		       S I G N A T U R E S
		       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




			    WARNER-LAMBERT COMPANY
			      (Registrant)



Date: May 11, 1999               By:  Ernest J. Larini
				      ----------------
				      Chief Financial Officer and
				      Executive Vice President,
				      Administration
				      (Principal Financial Officer)




Date: May 11, 1999               By:  Joseph E. Lynch
				      ---------------
				      Vice President and Controller
				      (Principal Accounting Officer)


				 EXHIBIT INDEX
				 -------------


Exhibit No.                    Exhibit
-----------                    -------

(10)                  Material contracts
		      (a)  Warner-Lambert Company Executive
			   Severance Plan, as amended to October 1,
			   1997.
		      (b)  Employment Agreement dated as of
			   August 1, 1991 between Warner-Lambert
			   Company and Lodewijk J.R. de Vink, Chairman of the Board, President and Chief Executive Officer, as amended to May 1, 1999.
		      (c) Consulting Agreement effective May 1,1999 between Warner-Lambert Company and Melvin
			   R. Goodes.


(12)                  Computation of Ratio of Earnings to Fixed
		      Charges.

(27)                  Financial Data Schedule (filed electronically).