Form 10-Q
period 1999-06-30
WARNER LAMBERT CO
filed 1999-08-11
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1999

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


          YES   X           NO
               ---              ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at July 31, 1999
          -----                    ----------------------------

Common Stock, $1 par value                854,723,580


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                   June 30,  December 31,
                                                     1999         1998
                                                  ---------   -----------
                                                   (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $ 1,300.0     $   945.8
  Receivables                                       1,949.1       1,784.5
  Inventories                                       1,027.4         992.8
  Prepaid expenses and other current assets           724.8         628.8
                                                  ---------     ---------
        Total current assets                        5,001.3       4,351.9

  Investments and other assets                        674.8         718.9
  Property, plant and equipment                     3,006.7       2,821.9
  Intangible assets                                 1,643.6       1,730.4
                                                  ---------     ---------
        Total assets                              $10,326.4     $ 9,623.1
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt                                 $   196.8     $   264.2
  Accounts payable, trade                           1,699.9       1,621.2
  Accrued compensation                                214.3         233.3
  Other current liabilities                           932.4         980.1
  Federal, state and foreign income taxes             205.0         248.2
                                                  ---------     ---------
        Total current liabilities                   3,248.4       3,347.0

  Long-term debt                                    1,636.2       1,266.7
  Deferred income taxes and other
   noncurrent liabilities                           1,213.7       1,129.1

  Shareholders' equity:
     Preferred stock - none issued                      -             -
     Common stock - 961,981,608 shares issued         962.0         962.0
     Capital in excess of par                         625.0         520.6
     Retained earnings                              4,536.4       4,038.5
     Accumulated other comprehensive income          (631.5)       (399.3)
     Treasury stock, at cost:  1999 - 109,161,740
      shares; 1998 - 112,073,966 shares)           (1,263.8)     (1,241.5)
                                                  ---------     ---------
        Total shareholders' equity                  4,228.1       3,880.3
                                                  ---------     ---------
        Total liabilities and shareholders'
           equity                                 $10,326.4     $ 9,623.1
                                                  =========     =========


See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                      Three Months           Six Months
                                     Ended June 30,        Ended June 30,
                                     ---------------       ---------------
                                     1999       1998       1999       1998
                                     ----       ----       ----       ----

                            (Dollars in millions, except per share amounts)


NET SALES                        $3,150.7   $2,682.7   $6,156.7   $5,013.6

COSTS AND EXPENSES:

  Cost of goods sold                723.2      706.9    1,475.6    1,360.5
  Selling, general and
    administrative                1,449.2    1,186.6    2,812.7    2,210.9
  Research and development          281.8      260.8      555.8      468.6
  Other expense (income), net        66.9       67.2      145.2       96.4
                                 --------   --------   --------   --------
      Total costs and expenses    2,521.1    2,221.5    4,989.3    4,136.4
                                 --------   --------   --------   --------


INCOME BEFORE INCOME TAXES          629.6      461.2    1,167.4      877.2

Provision for income taxes          182.7      132.1      338.5      255.2
                                 --------   --------   --------   --------
NET INCOME                       $  446.9   $  329.1   $  828.9   $  622.0
                                 ========   ========   ========   ========

NET INCOME PER COMMON SHARE:

  Basic                          $    .52   $    .39   $    .97   $    .73
  Diluted                        $    .51   $    .37   $    .94   $    .71


DIVIDENDS PER COMMON SHARE       $    .20   $    .16   $    .40   $    .32



See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Six Months
                                                         Ended June 30,
                                                         ---------------
                                                         1999       1998
                                                         ----       ----
                                                      (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                        $  828.9  $   622.0
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    169.1      145.8
       Deferred income taxes                              2.3      (42.1)
       Changes in assets and liabilities, net of
        effects from disposition of business:
           Receivables                                 (233.2)    (278.4)
           Inventories                                  (58.1)    (122.1)
           Accounts payable and
            accrued liabilities                          91.7      211.3
       Other, net                                        95.5       47.7
                                                     --------  ---------
       Net cash provided by operating activities        896.2      584.2
                                                     --------  ---------
INVESTING ACTIVITIES:
   Purchases of investments                             (79.1)     (98.1)
   Proceeds from maturities/sales of investments         40.5      131.4
   Capital expenditures                                (416.4)    (263.8)
   Proceeds from disposition of business                    -      125.0
   Other, net                                           (19.9)      37.3
                                                     --------  ---------
       Net cash used by investing activities           (474.9)     (68.2)
                                                     --------  ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings                             720.0      722.1
   Principal payments on borrowings                    (402.5)  (1,003.0)
   Purchases of treasury stock                          (39.0)     (96.7)
   Cash dividends paid                                 (329.1)    (262.0)
   Proceeds from stock option exercises                  63.2       55.0
                                                     --------  ---------
       Net cash provided (used) by financing
         activities                                      12.6     (584.6)
                                                     --------  ---------
Effect of exchange rate changes on cash
  and cash equivalents                                  (79.7)      (8.2)
                                                     --------  ---------
       Net increase (decrease) in cash
         and cash equivalents                           354.2      (76.8)
Cash and cash equivalents at beginning of year          945.8      786.0
                                                     --------  ---------
Cash and cash equivalents at end of period           $1,300.0  $   709.2
                                                     ========  =========


See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in millions, except per share amounts)

NOTE A: The interim financial statements presented herein should be read in conjunction with Warner-Lambert Company's 1998 Annual Report on Form 10-K/A and Agouron Pharmaceuticals, Inc.'s (Agouron) 1998 Annual Report.

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

NOTE E: In May 1999, Warner-Lambert acquired Agouron, an integrated pharmaceutical company committed to the discovery and development of innovative therapeutic products for treatment of cancer, AIDS and other serious diseases. Warner-Lambert exchanged 28.8 million shares of its common stock for all of the common stock of Agouron. Each outstanding share of Agouron common stock was exchanged for .8934 shares of Warner-Lambert common stock. In addition, Agouron's employee stock options outstanding were converted at the same rate and resulted in options to purchase 7.5 million shares of Warner-Lambert common stock.

          The transaction was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 and qualified as a tax-free exchange. Accordingly, all prior period consolidated financial statements presented have been restated to include combined results of operations, financial position and cash flows of Agouron as though it had always been a part of Warner-Lambert. Dividends per common share are equal to Warner-Lambert's historical dividends per common share since Agouron has never declared or paid cash dividends on its common stock.

          Prior to the merger, Agouron's fiscal year ended on June 30. As a result, Agouron's prior period financial statements have been restated to conform with Warner-Lambert's December 31 year end. No adjustments were necessary to conform Agouron's accounting policies, however, certain reclassifications were made to the Agouron financial statements to conform to Warner-Lambert's presentation.

          The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the most recent quarter prior to the merger and the applicable three and six-month periods from the prior year are shown below:

                   Three Months Ended  Three Months Ended  Six Months Ended
                     March 31, 1999      June 30, 1998      June 30, 1998
                   ------------------  ------------------  ----------------

    Net Sales:
    Warner-Lambert      $2,860.0            $2,556.7           $4,775.6
    Agouron                146.0               126.0              238.0
                        --------            --------           --------
    Combined            $3,006.0            $2,682.7           $5,013.6
                        ========            ========           ========

    Net Income:
    Warner-Lambert      $  381.1            $  338.1           $  617.4
    Agouron                   .9                (9.0)               4.6
                        --------            --------           --------
    Combined            $  382.0            $  329.1           $  622.0
                        ========            ========           ========

          For the six months ended June 30, 1999, the company recorded a $32.6 charge to Other expense (income) for costs related to the transaction, consisting primarily of professional fees.

NOTE F: In the first quarter of 1998, the company sold its Rochester, Michigan pharmaceutical manufacturing plant as well as certain minor prescription products for approximately $125.0. The resulting pretax gain of $66.6 was offset by costs related to the company's plans to close two of its foreign manufacturing facilities. The results of these transactions were recorded in Other expense (income) for the six months ended June 30, 1998.

NOTE G: Total comprehensive income includes net income and other comprehensive income which consists primarily of foreign currency translation adjustments. Total comprehensive income was $417.5 and $315.8 for the second quarters of 1999 and 1998, respectively. Total comprehensive income for the six-month periods ended June 30, 1999 and 1998 was $596.7 and $589.5, respectively. The increase in foreign currency translation adjustments was $232.1 and $37.1 for the six months ended June 30, 1999 and 1998, respectively.

NOTE H:   The Net income per common share computations were as follows:
          (Shares in thousands)

                                       Three Months Ended  Six Months Ended
                                             June 30,          June 30,
                                       ----------------    ----------------
                                         1999      1998      1999      1998
                                         ----      ----      ----      ----
          Basic:

          Net income                   $446.9    $329.1    $828.9    $622.0
          Average common shares
            outstanding               852,578   847,174   851,832   846,323
                                      -------   -------   -------   -------
                                         $.52      $.39      $.97      $.73
                                      =======   =======   =======   =======
          Diluted:

          Net income                   $446.9    $329.1    $828.9    $622.0

          Average common shares
            outstanding               852,578   847,174   851,832   846,323
          Impact of potential future
            stock option exercises,
            net of shares repurchased  29,790    31,527    30,646    29,921
                                      -------   -------   -------   -------
          Average common shares
             outstanding - assuming
             dilution                 882,368   878,701   882,478   876,244
                                      -------   -------   -------   -------
                                         $.51      $.37      $.94      $.71
                                      =======   =======   =======   =======

NOTE I:   Major classes of inventories were as follows:

                                        June 30, 1999    December 31, 1998
                                        -------------    -----------------

          Raw materials                   $  177.4               $165.0
          Finishing supplies                  46.9                 48.8
          Work in process                    284.6                308.4
          Finished goods                     518.5                470.6
                                            ------               ------
                                          $1,027.4               $992.8
                                          ========               ======


NOTE J:   Property, plant and equipment balances were as follows:

                                        June 30, 1999    December 31, 1998
                                        -------------    -----------------

          Property, plant and equipment   $ 4,749.7           $ 4,541.7
          Less accumulated depreciation    (1,743.0)           (1,719.8)
                                          ---------           ---------
             Net                          $ 3,006.7           $ 2,821.9
                                          =========           =========

NOTE K:   Intangible asset balances were as follows:


                                        June 30, 1999    December 31, 1998
                                        -------------    -----------------

          Goodwill                        $ 1,249.9           $ 1,299.0
          Trademarks and other
             intangibles                      642.9               666.4
          Less accumulated amortization      (249.2)             (235.0)
                                          ---------           ---------
             Net                          $ 1,643.6           $ 1,730.4
                                          =========           =========

NOTE L: Other expense (income) includes interest expense of $36.8 and $26.4 for the second quarters of 1999 and 1998, respectively. Interest expense for the first six months of 1999 and 1998 was $69.3 and $62.4, respectively.

NOTE M: In 1998 the company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires reporting certain financial information regarding operating segments on the basis used internally by management to evaluate segment performance. In 1999, the Statement also requires quarterly disclosure of certain segment information. Segment net sales and income before taxes were as follows:


                                                  Net Sales
                                --------------------------------------------
                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                --------------------    --------------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
          Pharmaceutical          $1,938      $1,539      $3,748      $2,776
          Consumer Health Care       730         676       1,466       1,325
          Confectionery              483         468         943         913
                                  ------      ------      ------      ------
             Consolidated Total   $3,151      $2,683      $6,157      $5,014
                                  ======      ======      ======      ======


                                           Income Before Taxes
                                --------------------------------------------
                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                --------------------    --------------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
          Pharmaceutical            $526        $401      $  983      $  753
          Consumer Health Care       125         106         265         232
          Confectionery               66          43         107          71
                                    ----        ----      ------        ----
             Total Segments          717         550       1,355       1,056
          Corporate                  (87)        (89)       (188)       (179)
                                    ----        ----      ------      ------
             Consolidated Total     $630        $461      $1,167      $  877
                                    ====        ====      ======      ======



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999
-------------------------------------------------
COMPARED WITH CORRESPONDING PERIODS IN 1998
-------------------------------------------

NET SALES
---------
Sales for the second quarter of 1999 of $3,151 million were 17 percent above 1998 second quarter sales. For the first six months of 1999 sales rose 23 percent to $6,157 million compared to the same period one year ago. Adjusting for the unfavorable impact of foreign exchange rate changes sales increased 19 percent for the quarter and 24 percent for the six-month period. Sales growth was driven by unit volume growth of 18 percent for the second quarter and 23 percent for the first six months of 1999.

U.S. sales increased $303 million or 19 percent to $1,890 million for the quarter and $768 million or 27 percent to $3,663 million for the first six months of 1999 compared to the same periods one year ago. International sales increased $164 million or 15 percent to $1,261 million for the second quarter and increased $375 million or 18 percent to $2,494 million for the first six months of 1999 compared to the same periods one year ago. At constant exchange rates, international sales increased 19 percent and 21 percent for the second quarter and first six months of 1999, respectively.


SEGMENT SALES           Three Months Ended        Six Months Ended
(Dollars in                  June 30,                  June 30,
 Millions)          -----------------------   -----------------------
                                    Percent                   Percent
                                   Increase/                 Increase/
                    1999    1998  (Decrease)  1999    1998  (Decrease)
                    ----    ----   --------   ----    ----   --------
Pharmaceutical    $1,938  $1,539     26 %   $3,748  $2,776      35 %

Consumer Health
  Care               730     676      8      1,466   1,325      11

Confectionery        483     468      3        943     913       3
                  ------  ------            ------  ------
Consolidated
  Net Sales       $3,151  $2,683     17 %   $6,157  $5,014      23 %
                  ======  ======            ======  ======


Worldwide pharmaceutical sales increased 26 percent to $1,938 million in the second quarter of 1999 and increased 35 percent to $3,748 million for the first six months of 1999 compared to the same periods one year ago. During the quarter Warner-Lambert completed the acquisition of Agouron Pharmaceuticals Inc. VIRACEPT (nelfinavir mesylate), Agouron's first commercial product and the country's leading protease inhibitor for the treatment of HIV and AIDS, now joins Warner-Lambert's major pharmaceutical products which achieved worldwide sales as follows:

                        Three months ended    Six months ended
                           June 30, 1999        June 30, 1999
                        ------------------    ----------------
(Dollars in Millions)
LIPITOR                        $886               $1,637
NEURONTIN                       206                  382
REZULIN                         171                  356
VIRACEPT                        149                  295
ACCUPRIL                        127                  243

Pharmaceutical sales in the U.S. increased 23 percent to $1,315 million in the second quarter of 1999 and 35 percent to $2,518 million for the first six months of 1999. International pharmaceutical sales increased 32 percent to $623 million or 36 percent at constant exchange rates in the second quarter. For the first six months of 1999 international pharmaceutical sales increased 36 percent to $1,229 million or 37 percent at constant exchange rates.

Worldwide sales of LIPITOR grew 66 percent to $886 million for the second quarter and grew 80 percent to $1,637 million for the first six months of 1999. Warner-Lambert has co-promoted LIPITOR with Pfizer Inc. since its launch in 1997. During the quarter the two companies announced the signing of a letter of intent to continue and expand this highly successful marketing alliance. Under the proposed arrangement, the companies will continue to co-promote LIPITOR for a total of ten years from launch of the product. Further, the companies plan to explore LIPITOR line extensions and product combinations. As part of the expanded collaboration, Warner-Lambert and Pfizer also plan to co-promote Pfizer's migraine drug Relpax [R] (eletriptan) for ten years. Relpax [R] represents a potentially significant therapy for the treatment of acute migraine headaches. Regulatory applications seeking marketing clearance for Relpax [R] were filed in Europe in September 1998 and in the U.S. in October 1998. Terms of the proposed co-promotion have not yet been finalized.

Worldwide sales of NEURONTIN were $206 million in the second quarter of 1999, an increase of 69% over the same period one year ago and $382 million an increase of 76% for the first six months of 1999. The company is currently conducting a clinical trial in pediatric patients at the request of the FDA. If the FDA finds that the study fairly responds to the request, a six-month extension of the NEURONTIN epilepsy use patent protection from generic competition through mid-July 2000 could be granted. The company also has two other patents covering NEURONTIN whose expiration dates go well beyond 2000 that are the subject of litigation with potential generic competitors. The protection from generic competition provided by these patents would also be extended should pediatric exclusivity be granted. Additionally, the company plans to introduce new tablet formulations of NEURONTIN to offer patients more convenient dosing.

For the second quarter, REZULIN achieved worldwide sales of $171 million, a decrease of 24 percent from the same period one year ago. For the first six months of 1999 sales were $356 million, a decrease of two percent. REZULIN sales are being adversely impacted by the FDA approval of a competing drug during the second quarter. Additionally, in June 1999, Warner-Lambert and the FDA agreed that REZULIN would no longer be indicated as initial single agent therapy. Warner-Lambert estimates that sales of REZULIN for this indication approximate 15% of total sales. With respect to other indications, an FDA Advisory Committee recently determined that the benefits of REZULIN outweigh associated risks for appropriate type 2 diabetes patients when used in combination with certain other diabetes drugs. REZULIN continues to be sold for these indications.

Worldwide consumer health care sales increased 8 percent to $731 million in the second quarter of 1999 and increased 11 percent to $1,466 million for the first six months of 1999 compared to the same periods one year ago. Consumer health care sales in the U.S. increased 13 percent to $411 million in the quarter and 15 percent to $826 million for the first six months of 1999. International consumer health care segment sales increased 2 percent to $320 million for the second quarter and 5 percent to $640 million for the first six months of 1999. At constant exchange rates, international segment sales increased 4 percent for the second quarter and 6 percent for the six-month period.

At the end of 1998, Warner-Lambert acquired exclusive rights to over-the-counter Zantac [R] products in the U.S. and Canada as part of the dissolution of its joint venture arrangements with Glaxo Wellcome plc. Prior to 1999, sales of the Glaxo Wellcome/Warner-Lambert joint venture, including Zantac 75 [R], were not reflected in Warner-Lambert's reported sales. Zantac 75 [R] sales were $47 million for the quarter ended June 30, 1999 and $88 million for the six-month period. Worldwide sales of LISTERINE mouthwashes increased 15% to $240 million for the six-month period due to the 1999 launch in the U.S. of Tartar Control LISTERINE that had sales of $36 million. Sales of shaving products increased 4 percent to $379 million for the first six months of 1999 driven by strong sales of the SILK EFFECTS razor that increased $10 million. Sales of TETRA pet care products increased 3 percent to $100 million for the six-month period.

Worldwide confectionery sales increased 3 percent to $483 million in the second quarter of 1999 and increased 3 percent to $943 million for the first six months of 1999 compared to the same periods one year ago. Confectionery sales in the U.S. increased 6 percent to $165 million in the quarter and 4 percent to $319 million for the first six months of 1999. International confectionery sales increased 2 percent to $318 million for the second quarter and 3 percent to $624 million for the first six months of 1999. At constant exchange rates, international confectionery sales increased 10 percent for the second quarter and 11 percent for the six-month period.

In the U.S., the sales increase is attributed to the continued growth of gum sales. Higher international sales of confectionery products are attributable to Mexico where six-month sales increased $17 million due to stronger gum sales.

COSTS AND EXPENSES
------------------
As a percentage of net sales, cost of goods sold fell to 23.0% in the second quarter of 1999 from 26.4% in the second quarter of 1998 and to 24.0% for the first six months of 1999 from 27.1% in the same period one year ago. The improvement in the ratio for both reporting periods is mostly attributable to an increase in pharmaceutical segment product sales, with generally higher margins than consumer health care or confectionery products, as a percentage of total company sales. Also contributing to the improvement in the ratio is a favorable product mix within the pharmaceutical segment.

Selling, general and administrative expense in the second quarter of 1999 increased $263 million or 22 percent compared with the second quarter of 1998 and $602 million or 27 percent for the first six months of 1999 compared with the six-month period one year ago. As a percentage of net sales, selling, general and administrative expense for the quarter increased to 46.0% compared with 44.2% for the same quarter last year and for the first six months of 1999 increased to 45.7% compared with 44.1% for the same time period last year. Pharmaceutical segment expenses significantly increased to support key products. Quarterly settlements of co-promotion agreements related to LIPITOR and REZULIN are recorded in selling expense and increased $139 million for the quarter and $271 million for the six-month period. In addition, total company advertising and promotion expense increased $34 million and $132 million for the quarter and six-month period respectively in support of products in all segments. Management expects that selling, general and administrative expenses will remain at or slightly above this level as a percent of sales for the full year.

Research and development expense in the second quarter and first six months of 1999 increased 8 percent and 19 percent, respectively, over the same periods one year ago. However, as a percentage of net sales, research and development expense has remained constant at approximately 9%. For 1999 the company plans to invest in excess of $1.2 billion in research and development, a projected increase of over 20 percent compared with 1998.

Other expense (income) of $67 million in the second quarter was essentially the same as the second quarter of 1998. Other expense (income) of $145 million for the first six months of 1999 compared unfavorably by $49 million to the same period in 1998. The major fluctuations for the six-month period result from VIRACEPT profit sharing payments that increased $19 million and the inclusion in 1999 of $33 million in costs related to the acquisition of Agouron Pharmaceuticals, Inc.

INCOME TAXES
------------
The effective tax rate for the second quarter and first six months of 1999 remained at 29% from the same period in 1998.

NET INCOME
----------
Net income increased 36 percent to $447 million and 33 percent to $829 million for the second quarter and the first six months of 1999, respectively compared to the same periods one year ago.

Diluted earnings per share for the second quarter of 1999 increased 38 percent to $0.51 and increased 32 percent to $0.94 for the first six months of 1999. Based on current planning assumptions, the company expects to increase earnings per share by 30 percent this year to approximately $1.92.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Selected data:
                                 June 30,     December 31,
                                   1999           1998
                                 -------      ------------
Net debt (in millions)             $388            $474
Net debt to net capital(equity
     and net debt)                    9%             12%

Net debt (total debt less cash and cash equivalents and other nonequity securities) decreased $86 million from December 31, 1998. Cash and cash equivalents were $1.3 billion at June 30, 1999, an increase of $354 million from December 31, 1998. The company also held $145 million in nonequity securities, included in other current assets and investments and other assets, that management views as cash equivalents, representing an increase of $34 million from December 31, 1998. The total increase in cash and cash equivalents of $388 million is offset by an increase in total debt of $302 million.

Cash provided by operating activities for the first six months of 1999 of $896 million was more than sufficient to fund capital expenditures of $416 million and pay dividends of $329 million.

Planned capital expenditures for 1999 are estimated to be nearly $1 billion in support of additional manufacturing operations and expanded research facilities. The company believes that the amounts available from operating cash flow and future borrowings will be sufficient to meet expected operating needs and planned capital expenditures for the foreseeable future.

OTHER MATTERS
-------------

Year 2000

The company has continued to make considerable progress towards achieving Year 2000 (Y2K) compliance by following its five-step approach, as described in the 1998 Annual Report, for internal technology systems and business stakeholders. The company has substantially completed its internal technology systems projects and plans to complete the remainder of its internal technology systems projects by September 30, 1999.

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

As described in the 1998 Annual Report, the company also has been developing company-wide business continuity plans encompassing its high priority internal systems and supply chain of business stakeholders. The company is also developing emergency response plans. In developing both its business continuity plans and emergency response plans, the company has sought to exercise sound business judgment and to engage in the appropriate cost/benefit analysis of the risks posed by Y2K and its resolution of those risks.

Year 2000-related maintenance and modification costs are expensed as incurred, while the cost of new information technology is capitalized and amortized in accordance with company policy. Management currently estimates incremental expenditures of approximately $125 million will be necessary to address and remediate Year 2000 compliance issues, of which approximately $86 million has been incurred as of June 30, 1999. Management does not see any material change in the cost estimate at this time; however, currently unforeseen developments or delays could cause this cost estimate to change. Of the costs incurred to date, $71 million has been charged to expense and $15 million has been capitalized.

Although management believes that its Year 2000 compliance program reduces the risk of an internal compliance failure and is taking a proactive approach with business stakeholders, there can be no assurances that the company or its business stakeholders will achieve timely Year 2000 compliance or that such noncompliance will not have a material adverse impact on the company.

Restructuring

In 1998, the company recorded pretax restructuring charges of $93 million for three foreign plant closures due to a consolidation of certain product manufacturing resources in Europe. Additionally, in 1993 and 1991, the company recorded pretax restructuring charges of $525 million and $544 million, respectively, for the worldwide rationalization of manufacturing and distribution facilities and for organizational restructuring. At June 30, 1999 the company had a combined reserve balance related to these programs of $68 million. Management expects expenditures related to these activities to occur throughout 1999 with substantially all amounts expended by the end of 1999.

Acquisition

In May 1999, Warner-Lambert acquired Agouron, an integrated pharmaceutical company committed to the discovery and development of innovative therapeutic products for treatment of cancer, AIDS and other serious diseases. Warner-Lambert exchanged 28.8 million shares of its common stock for all of the common stock of Agouron. Each outstanding share of Agouron common stock was exchanged for
 .8934 shares of Warner-Lambert common stock. In addition, Agouron's employee stock options outstanding were converted at the same rate and resulted in options to purchase 7.5 million shares of Warner-Lambert common stock.

The transaction was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16 and qualified as a tax-free exchange. Accordingly, all prior period consolidated financial statements presented have been restated to include combined results of operations, financial position and cash flows of Agouron as though it had always been a part of Warner-Lambert. Dividends per common share are equal to Warner-Lambert's historical dividends per common share since Agouron has never declared or paid cash dividends on its stock.

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

All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. Zantac [R] and Zantac 75 [R] are registered trademarks of the Glaxo Wellcome group of companies.
Relpax [R] is a registered trademark of Pfizer Inc., its affiliates, related companies or its licensors.



                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------

In late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, was sued in a number of state and federal antitrust lawsuits seeking damages (including trebled and statutory damages, where applicable) and injunctive relief. These actions arose from allegations that the defendant drug companies, acting alone or in concert, engaged in differential pricing whereby they favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to retailer pharmacies. The federal cases, which were brought by retailers, were consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also contains certain commitments regarding Warner-Lambert's pricing of brand name prescription drugs. Appeals of the District Court's approval of this settlement were unsuccessful, and the commitments have become effective. Certain other rulings of the judge presiding in this case were also appealed, and the judge was reversed on all rulings. The cases were remanded to the District Court, and trial of the class action conspiracy action against the non-settling defendant pharmaceutical manufacturers and wholesalers was concluded in November, 1998 with a directed verdict for the defendants and dismissal of the class plaintiffs' case. That decision was appealed to the 7th Circuit Court of Appeals and was substantially affirmed with a remand for consideration of limited issues. In April 1997, after execution of the federal class settlement referred to above but prior to the formal effectiveness of its pricing commitments, the same plaintiff-class members brought a new purported class action relating to the time period subsequent to the execution of the settlement. This new class suit sought only injunctive relief. At present, Warner-Lambert cannot predict the outcome of this and the other remaining federal lawsuits in which it is a defendant.

In addition, the Company has settled the vast majority of the Robinson-Patman Act lawsuits brought by those retail pharmacies which opted out of the class action conspiracy lawsuit. The amount of these settlements is not material.

The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. The Company, with the majority of the other drug company defendants, has agreed to settle the California consumer class action and this settlement has received court approval. The amount of this settlement is not material. Warner-Lambert has also been named as a defendant in actions in state courts filed in Alabama, Minnesota, Mississippi and Wisconsin brought by classes of pharmacies, each arising from the same allegations of differential pricing. With its co-defendants, the Company has settled the Minnesota and Wisconsin actions. The Company's share of these settlements, which have been approved, are not material. In addition, the Company was named in class action complaints filed in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, Wisconsin and the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. With its co-defendants, the Company has agreed to settle these state consumer class actions. The Company's share of these settlements, which have been approved by all of the above courts, is not material.

The Company has also been made a party to another class action in Tennessee, purportedly on behalf of consumers in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin, who purchased brand name prescription drugs from retail pharmacies, and in similar class actions in New Mexico, North Dakota, South Dakota and West Virginia on behalf of consumers in those states. Although it is not possible at this early stage to predict the outcome of these lawsuits, it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flows or results of operations.

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


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (12)  Computation of Ratio of Earnings to Fixed
                      Charges.

                (27)  Financial Data Schedules (EDGAR filing only).
                      (a)  Financial Data Schedule - June 30, 1999.
                      (b) Restated Financial Data Schedules - 1996 and 1997.
                      (c) Restated Financial Data Schedules - 1998 and 1999.

           (b)  Reports on Form 8-K
                -------------------
                      A Current Report on Form 8-K dated May 17,
                      1999 was filed with the Securities and
                      Exchange Commission in May 1999 in connection with the consummation of the merger of WLC Acquisition Corporation, a California corporation and wholly-owned subsidiary of Warner-Lambert Company, and Agouron Pharmaceuticals, Inc., a California corporation.


                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                              (Registrant)



Date: August 11, 1999            By:  Ernest J. Larini
                                      ----------------
                                      Chief Financial Officer and
                                      Executive Vice President,
                                      Administration
                                      (Principal Financial Officer)






                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit
-----------                    -------


(12)                  Computation of Ratio of Earnings to Fixed
                      Charges.

(27)                  Financial Data Schedules (filed electronically).
                      (a)  Financial Data Schedule - June 30, 1999.
                      (b) Restated Financial Data Schedules - 1996 and 1997.
                      (c) Restated Financial Data Schedules - 1998 and 1999.