Form 10-Q
period 1999-09-30
WARNER LAMBERT CO
filed 1999-11-15
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1999

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


          YES   X           NO
               ---              ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at October 31, 1999
          -----                    -------------------------------

Common Stock, $1 par value                   858,661,329


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                 September 30,  December 31,
                                                     1999           1998
                                                 -------------  ------------
                                                   (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $ 1,012.9     $   945.8
  Short-term investments                              587.3          42.2
  Receivables                                       1,778.1       1,681.5
  Inventories                                       1,023.0         992.8
  Prepaid expenses and other current assets           648.1         586.6
                                                  ---------     ---------
        Total current assets                        5,049.4       4,248.9

  Investments and other assets                        711.1         718.9
  Property, plant and equipment                     3,149.5       2,821.9
  Intangible assets                                 1,627.6       1,730.4
                                                  ---------     ---------
        Total assets                              $10,537.6     $ 9,520.1
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt                                 $   233.1     $   264.2
  Accounts payable, trade                           1,718.3       1,518.2
  Accrued compensation                                259.1         233.3
  Other current liabilities                           941.6         980.1
  Federal, state and foreign income taxes             225.8         248.2
                                                  ---------     ---------
        Total current liabilities                   3,377.9       3,244.0

  Long-term debt                                    1,280.8       1,266.7
  Deferred income taxes and other
   noncurrent liabilities                           1,297.2       1,129.1

  Shareholders' equity:
     Preferred stock - none issued                      -             -
     Common stock - 961,981,608 shares issued         962.0         962.0
     Capital in excess of par                         707.9         520.6
     Retained earnings                              4,782.6       4,038.5
     Accumulated other comprehensive income          (622.4)       (399.3)
     Treasury stock, at cost:  1999 - (106,177,190
      shares; 1998 - 112,073,966 shares)           (1,248.4)     (1,241.5)
                                                  ---------     ---------
        Total shareholders' equity                  4,581.7       3,880.3
                                                  ---------     ---------
        Total liabilities and shareholders'
           equity                                 $10,537.6     $ 9,520.1
                                                  =========     =========


See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ------------------    -----------------
                                     1999       1998       1999       1998
                                     ----       ----       ----       ----

                            (Dollars in millions, except per share amounts)


NET SALES                        $3,237.6   $2,694.1   $9,394.3   $7,707.7

COSTS AND EXPENSES:

  Cost of goods sold                767.2      703.3    2,242.8    2,063.8
  Selling, general and
    administrative                1,493.3    1,219.2    4,306.0    3,430.1
  Research and development          346.6      256.6      902.4      725.3
  Other expense (income), net        43.1       90.5      188.3      186.9
                                 --------   --------   --------   --------
      Total costs and expenses    2,650.2    2,269.6    7,639.5    6,406.1
                                 --------   --------   --------   --------


INCOME BEFORE INCOME TAXES          587.4      424.5    1,754.8    1,301.6

Provision for income taxes          170.4      122.0      508.9      377.2
                                 --------   --------   --------   --------
NET INCOME                       $  417.0   $  302.5   $1,245.9   $  924.4
                                 ========   ========   ========   ========

NET INCOME PER COMMON SHARE:

Basic                            $    .49   $    .36   $   1.46   $   1.09
Diluted                          $    .47   $    .34   $   1.41   $   1.05


DIVIDENDS PER COMMON SHARE       $    .20   $    .16   $    .60   $    .48



See accompanying notes to consolidated financial statements.


WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                      Nine Months Ended
                                                        September 30,
                                                      ------------------
                                                         1999       1998
                                                         ----       ----
                                                     (Dollars in millions)
OPERATING ACTIVITIES:
   Net income                                       $ 1,245.9  $   924.4
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                    258.3      224.0
       Deferred income taxes                             (6.4)     (66.7)
       Changes in assets and liabilities, net of
        effects from disposition of business:
           Receivables                                 (151.7)    (225.5)
           Inventories                                  (53.2)    (207.0)
           Accounts payable and
            accrued liabilities                         326.1      546.9
       Other, net                                       190.2       26.3
                                                    ---------  ---------
       Net cash provided by operating activities      1,809.2    1,222.4
                                                    ---------  ---------
INVESTING ACTIVITIES:
   Purchases of investments                            (567.3)     (93.6)
   Proceeds from maturities/sales of investments         55.4      167.8
   Capital expenditures                                (651.9)    (458.8)
   Proceeds from disposition of business                    -      125.0
   Other, net                                           (78.9)      57.9
                                                    ---------  ---------
       Net cash used by investing activities         (1,242.7)    (201.7)
                                                    ---------  ---------
FINANCING ACTIVITIES:
   Proceeds from borrowings                             501.5      885.2
   Principal payments on borrowings                    (510.8)  (1,529.7)
   Purchases of treasury stock                          (40.5)    (160.7)
   Cash dividends paid                                 (500.1)    (393.2)
   Proceeds from stock option exercises                 108.2       82.5
                                                    ---------  ---------
       Net cash used by financing activities           (441.7)  (1,115.9)
                                                    ---------  ---------
Effect of exchange rate changes on cash
  and cash equivalents                                  (57.7)      10.4
                                                    ---------  ---------
       Net increase (decrease) in cash
         and cash equivalents                            67.1      (84.8)
Cash and cash equivalents at beginning of year          945.8      786.0
                                                    ---------  ---------
Cash and cash equivalents at end of period          $ 1,012.9  $   701.2
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

          The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the most recent quarter prior to the merger and the applicable three and nine-month periods from the prior year are shown below:

                   Three Months Ended  Three Months Ended  Nine Months Ended
                     March 31, 1999    September 30, 1998  September 30, 1998
                   ------------------  ------------------  ------------------

    Net Sales:
    Warner-Lambert      $2,860.0            $2,560.2            $7,335.8
    Agouron                146.0               133.9               371.9
                        --------            --------            --------
    Combined            $3,006.0            $2,694.1            $7,707.7
                        ========            ========            ========

    Net Income:
    Warner-Lambert      $  381.1            $  295.5            $  912.9
    Agouron                   .9                 7.0                11.5
                        --------            --------            --------
    Combined            $  382.0            $  302.5            $  924.4
                        ========            ========            ========

          For the nine months ended September 30, 1999, the company recorded a $32.6 charge to Other expense (income) for costs related to the transaction, consisting primarily of professional fees.

NOTE F: In the first quarter of 1998, the company sold its Rochester, Michigan pharmaceutical manufacturing plant as well as certain minor prescription products for approximately $125.0. The resulting pretax gain of $66.6 was offset by costs related to the company's plans to close two of its foreign manufacturing facilities. The results of these transactions were recorded in Other expense (income) for the nine months ended September 30, 1998.

NOTE G: Total comprehensive income includes net income and other comprehensive income which consists primarily of foreign currency translation adjustments. Total comprehensive income was $425.9 and $386.2 for the third quarters of 1999 and 1998, respectively.
          Total comprehensive income for the nine-month periods ended September 30, 1999 and 1998 was $1,022.8 and $975.7, respectively. The (decrease) increase in foreign currency translation adjustments was $(237.9)and $53.7 for the nine months ended September 30, 1999 and 1998, respectively.

NOTE H:   The Net income per common share computations were as follows:
          (Shares in thousands)

                                       Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                       ------------------  -----------------
                                         1999      1998      1999      1998
                                         ----      ----      ----      ----
          Basic:

          Net income                   $417.0    $302.5  $1,245.9    $924.4
          Average common shares
            outstanding               855,124   848,448   853,008   847,061
                                      -------   -------   -------   -------
                                         $.49      $.36     $1.46     $1.09
                                      =======   =======   =======   =======
          Diluted:

          Net income                   $417.0    $302.5  $1,245.9    $924.5

          Average common shares
            outstanding               855,124   848,448   853,008   847,061
          Impact of potential future
            stock option exercises,
            net of shares repurchased  28,347    32,582    29,924    30,773
                                      -------   -------   -------   -------
          Average common shares
             outstanding - assuming
             dilution                 883,471   881,030   882,932   877,834
                                      -------   -------   -------   -------
                                         $.47      $.34     $1.41     $1.05
                                      =======   =======   =======   =======

NOTE I:   Major classes of inventories were as follows:

                                   September 30, 1999    December 31, 1998
                                   ------------------    -----------------

          Raw materials                 $  160.5              $165.0
          Finishing supplies                45.9                48.8
          Work in process                  313.9               308.4
          Finished goods                   502.7               470.6
                                          ------              ------
                                        $1,023.0              $992.8
                                        ========              ======


NOTE J:   Property, plant and equipment balances were as follows:

                                      September 30, 1999  December 31, 1998
                                      ------------------  -----------------

          Property, plant and equipment   $ 4,921.6           $ 4,541.7
          Less accumulated depreciation    (1,772.1)           (1,719.8)
                              .           ---------           ---------
             Net                          $ 3,149.5           $ 2,821.9
                                          =========           =========

NOTE K:   Intangible asset balances were as follows:


                                      September 30, 1999  December 31, 1998
                                      ------------------  -----------------

          Goodwill                        $ 1,250.1           $ 1,299.0
          Trademarks and other
             intangibles                      643.6               666.4
          Less accumulated amortization      (266.1)             (235.0)
                                          ---------           ---------
             Net                          $ 1,627.6           $ 1,730.4
                                          =========           =========

NOTE L: Other expense (income) includes interest expense of $37.1 and $26.0 for the third quarters of 1999 and 1998, respectively. Interest expense for the first nine months of 1999 and 1998 was $106.4 and $88.4, respectively.

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


                                                  Net Sales
                                --------------------------------------------
                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                --------------------    --------------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
          Pharmaceutical          $1,995      $1,534      $5,743      $4,310
          Consumer Health Care       761         690       2,227       2,015
          Confectionery              482         470       1,424       1,383
                                  ------      ------      ------      ------
             Consolidated Total   $3,238      $2,694      $9,394      $7,708
                                  ======      ======      ======      ======


                                           Income Before Taxes
                                --------------------------------------------
                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                                --------------------    --------------------
                                    1999        1998        1999        1998
                                    ----        ----        ----        ----
          Pharmaceutical           $ 492        $334      $1,475      $1,087
          Consumer Health Care       155         135         421         366
          Confectionery               43          45         150         117
                                    ----        ----      ------        ----
             Total Segments          690         514       2,046       1,570
          Corporate                 (103)        (89)       (291)       (268)
                                    ----        ----      ------      ------
             Consolidated Total    $ 587        $425      $1,755      $1,302
                                    ====        ====      ======      ======

NOTE N: On November 4, 1999, Warner-Lambert, American Home Products Corporation (AHP) and a wholly-owned subsidiary of AHP entered into a definitive merger agreement. The combined company will be called AmericanWarner, Inc. Under the terms of the merger-of-equals transaction, which has been unanimously approved by both companies' Boards of Directors, each share of Warner-Lambert common stock will be converted into 1.4919 shares of AmericanWarner, Inc. AHP shares will be converted into AmericanWarner, Inc. shares on a one-for-one basis. The transaction is contingent upon qualifying as a tax-free reorganization and being accounted for under the pooling of interests method of accounting. The transaction is expected to close during 2000, subject to antitrust clearance, approval by both companies' shareholders and other customary conditions.

          On November 4, 1999, subsequent to the announcement of the agreement to form AmericanWarner, Inc., Pfizer, Inc. (Pfizer) made an unsolicited, conditional all stock offer for all of the outstanding common shares of Warner-Lambert. The offer is for 2.5 shares of Pfizer for each share of Warner-Lambert common stock. Pfizer's offer is conditioned upon the elimination of certain "break-up fee and stock option provisions" included in the merger agreement between Warner-Lambert and AHP. Pfizer has filed suit against Warner-Lambert, the Warner-Lambert Board of Directors and AHP in the state of Delaware to invalidate these provisions. In addition, certain shareholder groups have filed suits in the state of Delaware claiming that Warner- Lambert's Board of Directors breached its fiduciary duty by entering into a merger agreement containing these provisions and that the consideration to be paid to the company's shareholders in the proposed merger is inadequate.

          After careful review of the proposal made by Pfizer, Warner-Lambert's Board of Directors determined that, based on the provisions of Warner-Lambert's contract with AHP and the conditions contained in Pfizer's proposal, Warner-Lambert is not in a position at this time to take any action with respect to the Pfizer proposal. Warner-Lambert's Board of Directors believes that the strategic transaction entered into with AHP represents the best long-term interests of its shareholders. Warner-Lambert is continuing to pursue the merger with AHP.

          In light of actions taken by Pfizer, the company is reviewing Pfizer's actions and assessing the steps it should take with respect to the Lipitor agreements as discussed in the Company's press release under Exhibit 99(a).



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------------------
COMPARED WITH CORRESPONDING PERIODS IN 1998
-------------------------------------------

NET SALES
---------
Sales for the third quarter of 1999 of $3.2 billion were 20 percent above 1998 third quarter sales. For the first nine months of 1999 sales rose 22 percent to $9.4 billion compared to the same period one year ago. Adjusting for the unfavorable impact of foreign exchange rate changes, sales increased 21 percent for the quarter and 23 percent for the nine-month period. Sales growth was driven by unit volume growth of 18 percent for the third quarter and 21 percent for the first nine months of 1999.

U.S. sales increased $406 million or 25 percent to $2.0 billion for the quarter and increased $1.2 billion or 26 percent to $5.7 billion for the first nine months of 1999 compared to the same periods one year ago. International sales increased $138 million or 13 percent to $1.2 billion for the third quarter and increased $513 million or 16 percent to $3.7 billion for the first nine months of 1999 compared to the same periods one year ago. At constant exchange rates, international sales increased 16 percent and 19 percent for the third quarter and first nine months of 1999, respectively.


SEGMENT SALES         Three Months Ended          Nine Months Ended
(Dollars in             September 30,               September 30,
 Millions)      -------------------------   -------------------------
                                 Percent                     Percent
                  1999    1998   Increase     1999    1998   Increase
                  ----    ----   --------     ----    ----   --------
Pharmaceutical  $1,995  $1,534     30 %     $5,743  $4,310      33 %

Consumer Health
  Care             761     690     10        2,227   2,015      11

Confectionery      482     470      2        1,424   1,383       3
                ------  ------              ------  ------
Consolidated
  Net Sales     $3,238  $2,694     20 %     $9,394  $7,708      22 %
                ======  ======              ======  ======


Worldwide pharmaceutical sales increased 30 percent to $2.0 billion in the third quarter of 1999 and increased 33 percent to $5.7 billion for the first nine months of 1999 compared to the same periods one year ago. During the second quarter of 1999, Warner-Lambert completed the acquisition of Agouron Pharmaceuticals Inc. VIRACEPT (nelfinavir mesylate), Agouron's first commercial product and the U.S.'s leading protease inhibitor for the treatment of HIV and AIDS, now joins Warner-Lambert's major pharmaceutical products which achieved worldwide sales as follows:

                        Three months ended    Nine months ended
                        September 30, 1999    September 30, 1999
                        ------------------    ------------------
(Dollars in Millions)
LIPITOR                        $981               $2,618
NEURONTIN                       237                  619
REZULIN                         134                  489
VIRACEPT                        112                  407
ACCUPRIL                        135                  377

Pharmaceutical sales in the U.S. increased 33 percent to $1.4 billion in the third quarter of 1999 and 34 percent to $3.9 billion for the first nine months of 1999. International pharmaceutical sales increased 23 percent to $593 million or 26 percent at constant exchange rates in the third quarter. For the first nine months of 1999, international pharmaceutical sales increased 32 percent to $1.8 billion or 33 percent at constant exchange rates.

Worldwide sales of LIPITOR grew 72 percent to $981 million for the third quarter of 1999 and grew 77 percent to $2.6 billion for the first nine months of 1999. Warner-Lambert has co-promoted LIPITOR with Pfizer Inc. (Pfizer) since its launch in 1997. In June 1999, the two companies announced the signing of a letter of intent to continue and expand this marketing alliance. However, in light of actions recently taken by Pfizer relating to Warner-Lambert and its pending business combination with American Home Products Corporation
(AHP) as discussed in the "Subsequent Events" section of this document, the company is reviewing Pfizer's actions and assessing the steps it should take with respect to the Lipitor agreements.

Worldwide sales of NEURONTIN were $237 million in the third quarter of 1999, an increase of 79% over the same period one year ago and $619 million an increase of 77% for the first nine months of 1999. The company is currently conducting a clinical trial in pediatric patients at the request of the FDA. If the FDA finds that the study fairly responds to the request, a six-month extension of the NEURONTIN epilepsy use patent protection from generic competition through mid-July 2000 could be granted. The company also has two other patents covering NEURONTIN whose expiration dates go well beyond 2000 that are the subject of litigation with potential generic competitors. The protection from generic competition provided by these patents would also be extended should pediatric exclusivity be granted. Additionally, the company plans to introduce new tablet formulations of NEURONTIN to offer patients more convenient dosing.

For the third quarter, REZULIN achieved worldwide sales of $134 million, a decrease of 26 percent from the same period one year ago. For the first nine months of 1999 sales were $489 million, a decrease of 10 percent. REZULIN sales are being adversely impacted by the FDA approval of two competing drugs during the year. Additionally, in June 1999, the company withdrew the indication for REZULIN as initial single agent therapy. Warner-Lambert estimates that sales of REZULIN for this indication may approximate 15% of total sales. With respect to other indications, an FDA Advisory Committee recently determined that the benefits of REZULIN outweigh associated risks for appropriate type 2 diabetes patients when used in combination with certain other diabetes drugs. REZULIN continues to be sold for these indications.

Worldwide consumer health care sales increased 10 percent to $761 million in the third quarter of 1999 and increased 11 percent to $2.2 billion for the first nine months of 1999 compared to the same periods one year ago. Consumer health care sales in the U.S. increased 13 percent to $427 million in the quarter and 15 percent to $1.3 billion for the first nine months of 1999. International consumer health care segment sales increased 7 percent to $334 million for the third quarter and 6 percent to $974 million for the first nine months of 1999. Sales increases were not affected by changes in foreign currency exchange rates.

At the end of 1998, Warner-Lambert acquired exclusive rights to over-the-counter Zantac [R] products in the U.S. and Canada as part of the dissolution of its joint venture arrangements with Glaxo Wellcome plc. Prior to 1999, sales of the Glaxo Wellcome/Warner-Lambert joint venture, including Zantac 75 [R], were not reflected in Warner-Lambert's reported sales. Zantac 75 [R] sales were $36 million for the quarter ended September 30, 1999 and $124 million for the nine-month period. Worldwide sales of LISTERINE mouthwashes increased 12% to $356 million for the nine-month period due to the 1999 launch in the U.S. of Tartar Control LISTERINE that had sales of $49 million. Sales of shaving products increased 6 percent to $591 million for the first nine months of 1999 driven by strong sales of the LADY PROTECTOR/SILK EFFECTS razor that increased $19 million to $78 million. Sales of TETRA pet care products increased 6 percent to $152 million for the nine-month period.

Worldwide confectionery sales increased 2 percent to $482 million in the third quarter of 1999 and increased 3 percent to $1.4 billion for the first nine months of 1999 compared to the same periods one year ago. Confectionery sales in the U.S. increased 4 percent to $169 million in the quarter and 4 percent to $487 million for the first nine months of 1999. International confectionery sales increased 2 percent to $313 million for the third quarter and 2 percent to $937 million for the first nine months of 1999. At constant exchange rates, international confectionery sales increased 9 percent for the third quarter and 10 percent for the nine-month period. The negative impact of exchange is primarily due to the Brazilian currency devaluation.

Sales growth in the U.S. for the first nine months of 1999 was partially attributable to $13 million in sales of TRIDENT ADVANTAGE, which was launched in the third quarter of 1998, and the continued success of DENTYNE ICE, where sales increased 54 percent to $56 million. Higher international sales of confectionery products are attributable to Mexico where nine-month sales increased $28 million due to stronger gum sales.

COSTS AND EXPENSES
------------------
As a percentage of net sales, cost of goods sold fell to 23.7% in the third quarter of 1999 from 26.1% in the third quarter of 1998 and to 23.9% for the first nine months of 1999 from 26.8% in the same period one year ago. The improvement in the ratio for both reporting periods is mostly attributable to an increase in pharmaceutical segment product sales, with generally higher margins than consumer health care or confectionery products, as a percentage of total company sales. Also contributing to the improvement in the ratio is a favorable product mix within the pharmaceutical segment and ongoing productivity improvements in all business segments.

Selling, general and administrative expense in the third quarter of 1999 increased $274 million or 22 percent compared with the third quarter of 1998 and $876 million or 26 percent for the first nine months of 1999 compared with the nine-month period one year ago. As a percentage of net sales, selling, general and administrative expense for the quarter increased to 46.1% compared with 45.3% for the same quarter last year and for the first nine months of 1999 increased to 45.8% compared with 44.5% for the same time period last year. Pharmaceutical segment expenses significantly increased to support key products. Quarterly settlements of co-promotion agreements related to LIPITOR and REZULIN are recorded in selling expense and increased $168 million for the quarter and $439 million for the nine-month period. In addition, total company advertising and promotion expense increased $56 million and $188 million for the quarter and nine-month period respectively in support of products in all segments. Management expects that selling, general and administrative expenses will remain at or slightly above this level as a percent of sales for the full year.

Research and development expense in the third quarter and first nine months of 1999 increased 35 percent and 24 percent, respectively, over the same periods one year ago. As a percentage of net sales, research and development for the quarter increased to 10.7% compared with 9.5% for the same quarter last year and for the first nine months of 1999 increased to 9.6% compared with 9.4% for the same time period last year. For 1999 the company plans to invest in excess of $1.2 billion in research and development, a projected increase of over 20 percent compared with 1998.

Other expense of $43 million in the third quarter compared favorably by $47 million to the third quarter of 1998. The favorability is primarily attributable to a $21 million charge in 1998 for the closure of a foreign manufacturing facility. Other expense of $188 million for the first nine months of 1999 was essentially the same as the comparable period in 1998.

INCOME TAXES
------------
The effective tax rate for the third quarter and first nine months of 1999 was 29%, unchanged from the same periods in 1998.

NET INCOME
----------
Net income increased 38 percent to $417 million and 35 percent to $1.2 billion for the third quarter and the first nine months of 1999, respectively compared to the same periods one year ago.

Diluted earnings per share for the third quarter of 1999 increased 38 percent to $0.47 and increased 34 percent to $1.41 for the first nine months of 1999. Based on current planning assumptions, the company expects to increase earnings per share by 30 percent this year to approximately $1.92.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
Selected data:
                               September 30,       December 31,
                                   1999                1998
                               -------------       ------------
Net cash/(debt) (in millions)      $112               $(474)
Net debt to net capital(equity
     and net debt)                   - %                 12%

Net cash/(debt) (total debt less cash and cash equivalents and other nonequity securities) improved $586 million from December 31, 1998. Cash and cash equivalents were $1.0 billion at September 30, 1999, an increase of $67 million from December 31, 1998. The company also held $612 million in nonequity securities, included in short-term investments and investments and other assets, that management views as cash equivalents, representing an increase of $502 million from December 31, 1998. The total increase in cash and cash equivalents of $568 million, coupled with a decrease in total debt of $17 million, reflects the company's strengthening cash flow and financial condition.

Cash provided by operating activities for the first nine months of 1999 of $1.8 billion was more than sufficient to fund capital expenditures of $652 million and pay dividends of $500 million.

Planned capital expenditures for 1999 are estimated to be nearly $1 billion in support of additional manufacturing operations and expanded research facilities. The company believes that the amounts available from operating cash flow and future borrowings will be sufficient to meet expected operating needs and planned capital expenditures for the foreseeable future.

OTHER MATTERS
-------------

Year 2000

The company continues to follow the five-step approach described in the 1998 Annual Report for achieving Year 2000 (Y2K) compliance with its internal technology systems and business stakeholders. The company has closed out its internal technology systems projects, and will be monitoring those projects through year-end to maintain on-going compliance. In addition, the company has instituted a freeze on implementation of new internal technology systems, effective for the fourth quarter of 1999 and the first quarter of 2000, to maintain control over the Y2K-compliant operating environment. Systems deemed necessary for business operations will be excepted from the freeze but will be subject to the same five-step Y2K compliance process applied to existing systems and will be monitored for on-going compliance through year-end.

The company plans to pursue its program of assessing, verifying, auditing and monitoring the Y2K compliance of its business stakeholders, as necessary. In addition, the company has evaluated its mission critical business stakeholders, and will monitor those stakeholders through year-end, as necessary.

As described in the 1998 Annual Report, the company has developed company-wide business continuity plans encompassing its high priority internal systems and supply chain of business stakeholders. Those plans will continue to be monitored and adjusted, as necessary, through year-end. The company has also developed emergency response plans, and is running simulations of those plans at critical company locations world-wide. The emergency response plans will also continue to be monitored and adjusted, as necessary, through year-end. In developing both its business continuity plans and emergency response plans, the company has sought to exercise sound business judgment and to engage in the appropriate cost/benefit analysis of the risks posed by Y2K and its resolution of those risks.

Year 2000-related maintenance and modification costs are expensed as incurred, while the cost of new information technology is capitalized and amortized in accordance with company policy. Management currently estimates incremental expenditures of approximately $125 million will be necessary to address and remediate Year 2000 compliance issues, of which approximately $106 million has been incurred as of September 30, 1999. Management does not see any material change in the cost estimate at this time; however, currently unforeseen developments or delays could cause this cost estimate to change. Of the costs incurred to date, $90 million has been charged to expense and $16 million has been capitalized.

Although management believes that its Year 2000 compliance program reduces the risk of an internal compliance failure and is taking a proactive approach with business stakeholders, there can be no assurances that the company or its business stakeholders will achieve Year 2000 compliance or that such noncompliance will not have a material adverse impact on the company.

Restructuring

In 1998, the company recorded pretax restructuring charges of $93 million for three foreign plant closures due to a consolidation of certain product manufacturing resources in Europe. Additionally, in 1993 and 1991, the company recorded pretax restructuring charges of $525 million and $544 million, respectively, for the worldwide rationalization of manufacturing and distribution facilities and for organizational restructuring. At September 30, 1999 the company had a combined reserve balance related to these programs of $67 million. Management expects that substantially all amounts related to these activities will be expended by the end of 1999.

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

Subsequent Event

On November 4, 1999, Warner-Lambert, AHP and a wholly-owned subsidiary of AHP entered into a definitive merger agreement. The combined company will be called AmericanWarner, Inc. Under the terms of the merger-of-equals transaction, which has been unanimously approved by both companies' Boards of Directors, each share of Warner-Lambert common stock will be converted into 1.4919 shares of AmericanWarner, Inc. AHP shares will be converted into AmericanWarner, Inc. shares on a one-for-one basis. The transaction is contingent upon qualifying as a tax-free reorganization and being accounted for under the pooling of interests method of accounting.

The transaction is expected to close during 2000, subject to antitrust clearance, approval by both companies' shareholders and other customary conditions.

On November 4, 1999, subsequent to the announcement of the agreement to form AmericanWarner, Inc., Pfizer made an unsolicited, conditional all stock offer for all of the outstanding common shares of Warner-Lambert. The offer is for 2.5 shares of Pfizer for each share of Warner-Lambert common stock. Pfizer's offer is conditioned upon the elimination of certain "break-up fee and stock option provisions" included in the merger agreement between Warner-Lambert and AHP. Pfizer has filed suit against Warner-Lambert, the Warner-Lambert Board of Directors and AHP in the state of Delaware to invalidate these provisions. In addition, certain shareholder groups have filed suits in the state of Delaware claiming that Warner-Lambert's Board of Directors breached its fiduciary duty by entering into a merger agreement containing these provisions and that the consideration to be paid to the company's shareholders in the proposed merger is inadequate.

After careful review of the proposal made by Pfizer, Warner-Lambert's Board of Directors determined that, based on the provisions of Warner-Lambert's contract with AHP and the conditions contained in Pfizer's proposal, Warner-Lambert is not in a position at this time to take any action with respect to the Pfizer proposal. Warner-Lambert's Board of Directors believes that the strategic transaction entered into with AHP represents the best long-term interests of its shareholders. Warner-Lambert is continuing to pursue the merger with AHP. The company, however, cannot predict the outcome of the litigation or shareholder votes or the impact they may have on the company's stock.

In light of actions taken by Pfizer, the company is reviewing
Pfizer's actions and assessing the steps it should take with respect to the Lipitor agreements as discussed in the Company's press release under Exhibit 99(a).


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



                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------

In November, 1999, Pfizer Inc. sued the Company, its Directors and American Home Products Corp. in Delaware Chancery Court. Pfizer alleges that the Company and its Directors breached their fiduciary duties by entering into a merger agreement with American Home Products (the "Merger Agreement") which contains break-up fee and cross-option provisions. Pfizer alleges that the Merger Agreement, if terminated, (1) requires the payment of a break-up fee of $2 billion and (2) grants to American Home the option to purchase in excess of 10% of the Company's stock, thereby purportedly preventing a third party interested in acquiring the Company from utilizing an accounting method known as a pooling of interests. Pfizer is seeking a declaration that the break-up fee and option provisions in the Merger Agreement are invalid and should be enjoined from implementation. The Company believes this lawsuit to be without merit and is defending it vigorously.

The Company, its Directors and American Home Products Corp. have been named in approximately 31 lawsuits in Delaware Chancery Court and one lawsuit in Morris County, New Jersey, brought on behalf of purported classes of the Company's shareholders. These lawsuits involve allegations similar to those contained in Pfizer's lawsuit, described above, and contain additional allegations, including that the consideration to be paid to the Company's shareholders in the proposed merger is inadequate. Since the Company has not been served with all of these lawsuits, additional, related allegations may be forthcoming. The Company believes these lawsuits to be without merit and will defend them vigorously.

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

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                (12)  Computation of Ratio of Earnings to Fixed
                      Charges.

                (27)  Financial Data Schedule - September 30, 1999.

                (99)  Additonal Exhibits

                       (a)Warner-Lambert Company Press Release dated
                          November 15, 1999 - `Warner-Lambert
                          Company Reviewing Lipitor Agreements With
                          Pfizer Inc'



           (b)  Reports on Form 8-K
                -------------------
                      Warner-Lambert has not filed any reports on Form 8-K for the quarter ended September 30, 1999.



                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                              (Registrant)



Date:  November 15, 1999           By:  Ernest J. Larini
                                        ----------------
                                        Chief Financial Officer and
                                        Executive Vice President,
                                        Administration
                                       (Principal Financial Officer)


Date:  November 15, 1999           By:  Joseph E. Lynch
                                        ---------------
                                        Vice President and Controller
                                       (Chief Accounting Officer)






                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit
-----------                    -------


(12)                  Computation of Ratio of Earnings to Fixed
                      Charges.

(27)                  Financial Data Schedule (Filed electronically)-
                      September 30, 1999.

(99)                  Additional Exhibits
                     (a) Warner-Lambert Company Press Release dated
                      November 15, 1999 - `Warner-Lambert
                      Company Reviewing Lipitor Agreements With
                      Pfizer Inc'