Form 10-K
period 1999-12-31
WARNER LAMBERT CO
filed 2000-03-28
CIK 104669

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K

(MARK ONE)

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                        OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-3608

                              -------------------
                             WARNER-LAMBERT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              -------------------

          DELAWARE                     201 TABOR ROAD                    22-1598912
(STATE OR OTHER JURISDICTION   MORRIS PLAINS, NEW JERSEY 07950        (I.R.S. EMPLOYER
             OF                     (ADDRESS OF PRINCIPAL            IDENTIFICATION NO.)
      INCORPORATION OR          EXECUTIVE OFFICES, INCLUDING
        ORGANIZATION)                     ZIP CODE)

                                  973-385-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                     NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                                  WHICH REGISTERED
                    -------------------                                  ----------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of Warner-Lambert Company as of February 29, 2000 was approximately $73.2 billion.

    The number of shares outstanding of the registrant's Common Stock as of February 29, 2000 was 867,281,738 shares, Common Stock, par value $1.00 per share.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS.

    The term 'Warner-Lambert' or the 'Company' refers to Warner-Lambert Company, a Delaware corporation organized in that state in 1920, and its consolidated subsidiaries, unless otherwise indicated or unless the context otherwise requires.

    On November 3, 1999, Warner-Lambert, American Home Products Corporation ('AHP') and a wholly-owned subsidiary of AHP entered into a merger agreement (the 'AHP Merger Agreement'). On February 6, 2000, the AHP Merger Agreement was terminated, and the stock option agreements exchanged in connection with that transaction were cancelled by Warner-Lambert and AHP without consideration. In connection with the termination of the AHP Merger Agreement, and in accordance with the terms thereof, Warner-Lambert paid AHP a termination fee of $1.8 billion.

    Warner-Lambert, Pfizer Inc. ('Pfizer') and a wholly-owned subsidiary of Pfizer entered into a merger agreement dated as of February 6, 2000 (the 'Pfizer Merger Agreement'). Under the terms of the proposed transaction, which has been approved by the Board of Directors of both Warner-Lambert and Pfizer, each share of Warner-Lambert common stock will be exchanged for 2.75 shares of Pfizer common stock. The transaction is contingent upon qualifying as a tax-free reorganization and being accounted for under the pooling of interests method of accounting. The transaction is scheduled to close in mid-2000, subject to antitrust clearance, approval by both companies' shareholders and other customary conditions.

    Reportable Segment Data and Geographic Data. The summary of Warner-Lambert's reportable segment data, geographic data and related financial information, is set forth in Note 19 to the Consolidated Financial Statements contained in 'Item 8. Financial Statements and Supplementary Data' below.

    Except as otherwise noted below, all product names appearing in capitalized letters in this report on Form 10-K, femhrt'r' and e.p.t.'r' are trademarks of Warner-Lambert, its affiliates, related companies or licensors. ZANTAC, ZANTAC 75, BECONASE and ZOVIRAX are registered trademarks of Glaxo Wellcome plc ('Glaxo Wellcome'), its affiliates, related companies or licensors. CELESTIAL SEASONINGS is a registered trademark of Celestial Seasonings Inc. CELEXA is a trademark of Forest Laboratories, Inc. ('Forest Laboratories'), its affiliates, related companies or licensors. OMNICEF is a registered trademark of Fujisawa Pharmaceutical Co., Ltd., its affiliates or related companies. RESCRIPTOR is a registered trademark of Pharmacia & Upjohn Inc., its affiliates or related companies. RECALDENT is a trademark of Bonlac Foods Limited. SINUPRET is a registered trademark of Apotheker Popp OHG.

BUSINESS SEGMENTS

    A detailed description of Warner-Lambert's reportable segments follows:

Pharmaceutical Products

    The principal products of Warner-Lambert in its Pharmaceutical Products segment are ethical pharmaceuticals, biologicals and capsules.

    Ethical Pharmaceuticals and Biologicals: Warner-Lambert manufactures, markets and/or sells, in the United States and/or internationally, an extensive line of ethical pharmaceuticals and biologicals under trademarks and trade names such as PARKE-DAVIS and GOEDECKE. Among these products are analgesics (PONSTAN, VALORON, VALORON-N, VEGANIN and VALTRAN), anthelmintics (VANQUIN), anticonvulsants (CELONTIN, CEREBYX, DILANTIN, NEURONTIN and ZARONTIN), antivaricosities (HEPATHROMBIN), cardiovascular products (NOVADRAL, DILZEM, ACCUPRIL, ACCURETIC, ACCUZIDE, NITROSTAT and PIMENOL), cognition drugs for treatment of mild-to-moderate Alzheimer's disease (COGNEX), dermatologics (BEBEN), diabetes drugs for non-insulin dependent diabetes mellitus patients (REZULIN), prescription hemorrhoidal preparations (ANUSOL HC), hemostatic agents (THROMBOSTAT), hormonal agents (PITRESSIN), lipid regulators (LIPITOR and LOPID), oral contraceptives (ESTROSTEP and LOESTRIN) and psychotherapeutic products (CETAL, DEMETRIN and NARDIL).

    In December 1996, Warner-Lambert received U.S. Food and Drug Administration ('FDA') clearance to market the cholesterol-lowering agent LIPITOR (Warner-Lambert's trademark for atorvastatin) and began marketing the product in February 1997. The Company has also received marketing approval in over seventy countries for the drug and has begun or will begin to market LIPITOR in those countries. Atorvastatin is primarily marketed as LIPITOR, SORTIS, TAHOR and ZARATOR in the various countries. Warner-Lambert Export Limited, the Company's Irish subsidiary, is responsible for the worldwide manufacture and marketing of LIPITOR. The Company co-promotes LIPITOR in certain countries through a ten-year marketing agreement with Pfizer.

    Warner-Lambert received FDA clearance in January 1997 to market REZULIN (Warner-Lambert's trademark for troglitazone), a diabetes drug initially used for non-insulin dependent diabetes mellitus patients who were inadequately controlled by insulin. Subsequently the Company received FDA approval to market REZULIN for additional indications. The Company licenses REZULIN from Sankyo Company, Ltd. ('Sankyo') for North America and certain other areas, including Central America, South America, Australia, New Zealand and the Philippines and markets the product in the United States with Sankyo Parke Davis, a joint venture between the Company and Sankyo.

    REZULIN was first marketed in March 1997 in the United States and achieved sales of $420 million during 1997, $748 million during 1998 and $625 million during 1999. Since marketing began, the Company has changed the labeling for REZULIN in response to rare reports during marketed use of hepatic injuries, which were usually reversible, but which in very rare cases resulted in liver transplants or death. The changes involved among other things a recommendation to monitor liver enzymes. In June 1999, the Company withdrew the indication for REZULIN as initial single agent therapy. On March 21, 2000, the Company discontinued marketing all remaining indications for REZULIN. For further discussion of REZULIN see 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Sales -- Pharmaceutical Products'.

    In December 1997, Warner-Lambert received clearance from the FDA to market OMNICEF, a broad spectrum cephalosporin antibiotic for adult and pediatric use, which is licensed from Fujisawa Pharmaceutical Co., Ltd. The Company launched the product in the United States in 1998. Warner-Lambert received its first marketing authorization in the world for OMNICEF in the Philippines in July 1994 and began marketing the product in that country in January 1995. The Company has also received marketing approval and has launched the product in Indonesia and Thailand. On January 18, 2000, Warner-Lambert sold the marketing rights for OMNICEF in the United States and Canada to Abbott Laboratories.

    In July 1998, the FDA approved the marketing of CELEXA (citalopram HBr), a selective serotonin reuptake inhibitor, for treatment of depression. Forest Laboratories has the U.S. marketing rights to CELEXA and co-promotes it with the Parke-Davis division of Warner-Lambert. CELEXA was developed in the United States by Forest Laboratories under license from H. Lundbeck A/S.

    In April 1998, the Company entered into a marketing agreement with Yamanouchi Pharmaceutical Co., Ltd. ('Yamanouchi') giving the Company the marketing rights in Europe and the Americas to a compound called conivaptan. Warner-Lambert and Yamanouchi are developing conivaptan for the treatment of congestive heart failure and hyponatremia. Conivaptan is currently in Phase II studies in the United States and Europe.

    On December 26, 1997, the Company submitted a New Drug Application ('NDA') to the FDA for marketing approval for suramin, a treatment for hormone refractory prostate cancer. The NDA was reviewed and rejected by the FDA Oncologic Drugs Advisory Committee on September 1, 1998. Additional data was submitted to the FDA in November 1998. A non-approval letter was received by the Company from the FDA on March 29, 1999. The Company intends to withdraw the NDA for suramin in 2000.

    In December 1998, the Company submitted an NDA to the FDA for marketing approval for norethindrone acetate ('NA') and ethinyl estradiol ('EE') (femhrt'r'), an oral single-pill combination estrogen-progestin hormone replacement therapy for osteoporosis and menopausal symptoms. The FDA approved the femhrt'r' application on October 15, 1999 in 1 mg NA/5 'u' g EE dose for the treatment of moderate to severe vasomotor symptoms associated with menopause and for the prevention of osteoporosis in women with an intact uterus. The Company launched femhrt'r' in February 2000 in the United States.

    In December 1998, the Company submitted an NDA to the FDA for marketing approval for clinafloxacin, an injectable new generation fluoroquinolone antibiotic for the treatment of serious, life-threatening infections. The NDA for clinafloxacin was withdrawn by the Company on November 19, 1999, however, the investigational new drug application for clinafloxacin will be maintained to allow for use of the drug in situations where no alternative therapy is possible.

    On December 14, 1999, the Company submitted an application to the FDA for pediatric usage of NEURONTIN. In January 2000, the FDA granted a six-month extension of the NEURONTIN epilepsy use patent protection through mid-July 2000 pending its review of the application.

    The FDA approved ACCURETIC, an ACE inhibitor/diuretic combination product, on December 28, 1999.

    The FDA approved the twice-daily dosing of VIRACEPT, which is an HIV protease inhibitor, in October, 1999. The previously approved dosing regimen was three times a day.

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

    Warner-Lambert's pharmaceutical products are promoted for the most part directly to health care professionals through personal solicitation of doctors and other professionals by sales representatives with scientific training, direct mail contact and advertising in professional journals. Products are sold either directly or through wholesalers to government agencies, chain and independent retail pharmacies, hospitals, clinics, long-term care facilities, mail order houses and health maintenance organizations. Sales to managed care entities have become an increasingly large part of Warner-Lambert's domestic pharmaceutical sales. The Company estimates that more than 78% of its pharmaceutical sales in the United States during 1999 were made to managed care entities (including government agencies and hospitals). For further discussion of Warner-Lambert's ethical products, see 'Item 1. Business -- Regulation' below.

    Capsules: Warner-Lambert is the leading worldwide producer of empty hard-gelatin capsules used by pharmaceutical companies for their production of encapsulated products. These capsules are used by Warner-Lambert or manufactured by Warner-Lambert according to the specifications of each of its customers and are sold under such trademarks as CAPSUGEL, CONI-SNAP, SNAP-FIT, VCAPS and PRESS-FIT. On January 31, 2000, the Capsugel division of Warner-Lambert acquired Medicaps, S.A., a soft gelatin company in France.

    Other: On February 27, 1998, the Company sold its facility in Rochester, Michigan, as well as certain minor prescription products for $125 million to Parkedale Pharmaceuticals, Inc., a wholly owned subsidiary of King Pharmaceuticals, Inc. On May 4, 1998, the Company acquired gene/Networks, a genomics company located in Alameda, California. On May 17, 1999, the Company acquired Agouron Pharmaceuticals, Inc. ('Agouron'), a La Jolla, California based, integrated pharmaceutical company engaged in the discovery, development and commercialization of drugs for the treatment of cancer, viral diseases, and diseases of the eye. Agouron currently has two commercial products, VIRACEPT, which is an HIV protease inhibitor that has been sold since receiving marketing approval from the FDA in 1997 and RESCRIPTOR, which is an anti-HIV drug that is licensed from Pharmacia & Upjohn Inc. Warner-Lambert exchanged 28.8 million shares of its common stock for all of the common stock of Agouron. Each outstanding share of Agouron common stock was exchanged for .8934 shares of Warner-Lambert common stock. The transaction was accounted for as a pooling of interests and qualified as a tax-free exchange.

Consumer Health Care Products

    The principal products of Warner-Lambert in its Consumer Health Care Products segment are OTC health care products, shaving products and pet care products.

    Over-the-Counter Products: Warner-Lambert manufactures, markets and/or sells, in the United States and/or internationally, an extensive line of over-the-counter pharmaceuticals and health care products under trade names such as WARNER-LAMBERT CONSUMER HEALTHCARE. Among these products are oral care mouthwash/dental rinses (LISTERINE, COOL MINT LISTERINE, LISTERINE Tartar Control and FRESHBURST LISTERINE), toothpaste (COOL MINT LISTERINE and COOL MINT LISTERINE Tartar Control), effervescent denture cleaning tablets and denture cleanser pastes (EFFERDENT, EFFERDENT PLUS and FRESH 'N BRITE), denture adhesives (EFFERGRIP), upper respiratory cold and sinus preparations (SUDAFED, SINUTAB, SINUTAB Non-Drying, SUDAFED Non-Drying and ACTIFED), antihistamines and allergy products (ACTIFED Allergy, SUDAFED Cold and Allergy, BENADRYL Allergy/Cold, BENADRYL Chewables, BENADRYL Allergy/Sinus Headache and BENADRYL Dye-Free), cough syrups/suppressants (BENYLIN Multi-Symptom, BENYLIN Adult, BENYLIN Expectorant and BENYLIN Pediatric), digestive health (ZANTAC 75, ROLAIDS, Extra Strength ROLAIDS and GELUSIL), dermatological skincare products (LUBRIDERM, LUBRIDERM Body Bar, LUBRIDERM SERIOUSLY SENSITIVE, LUBRIDERM Advanced Therapy, LUBRIDERM Daily UV and CORN HUSKERS), topical antibiotic ointments and creams (NEOSPORIN and POLYSPORIN), hemorrhoidal preparations (ANUSOL, ANUSOL HC-1 and TUCKS), vitamins (MYADEC), antipruritics (CALADRYL, BENADRYL spray, cream, gel and stick and STINGOSE), rubbing alcohol (LAVACOL), hydrogen peroxide (PROXACOL), self-diagnostic early pregnancy test kits (e.p.t.'r'), complementary medicines (QUANTERRA), head lice treatment (NIX), and diaper rash preparations (BOROFAX).

    In September 1998, Warner-Lambert introduced the new QUANTERRA line of standardized herbal supplements in the United States. The QUANTERRA line includes: Mental Sharpness, with Ginkgo Biloba, Prostate, with Saw Palmetto, Emotional Balance with St. John's Wort, Stomach Comfort with Ginger, Sleep with Valerian and Sinus Defense with SINUPRET.

    In January 1999, Warner-Lambert launched LISTERINE Tartar Control mouthwash in the United States.

    In 1993, Warner-Lambert and Glaxo Wellcome formed a joint venture in the United States to develop, seek approval of and market OTC versions of Glaxo Wellcome prescription drugs in the United States. On June 30, 1996 Warner-Lambert and Glaxo Wellcome formed additional joint ventures to develop and market certain Glaxo Wellcome OTC switch products in other major markets, including the United Kingdom (the 'Glaxo Wellcome Warner-Lambert joint venture(s)'). On December 31, 1998, Warner-Lambert and certain of its affiliates and Glaxo Wellcome and certain of its affiliates entered into transactions in various countries whereby Glaxo Wellcome transferred to Warner-Lambert rights to OTC ZANTAC products in the United States and Canada and Warner-Lambert principally transferred to Glaxo Wellcome its rights to OTC ZANTAC products in all other markets and its rights to OTC ZOVIRAX and OTC BECONASE, and future Glaxo Wellcome prescription to OTC switch products in all markets. These OTC products had principally been marketed through the Glaxo Wellcome Warner-Lambert joint ventures. These transactions ended the joint venture relationships between Warner-Lambert and Glaxo Wellcome.

    Over-the-counter products are promoted principally through consumer advertising and promotional programs and some are promoted via the worldwide web and directly to health care professionals. They are sold principally to drug wholesalers, chain and retail pharmacies, chain and independent food stores, mass merchandisers, physician supply houses and hospitals.

    Shaving Products: Warner-Lambert manufactures and sells razors and blades, both domestically and internationally. Shaving products are manufactured and marketed under the SCHICK trademark and other trademarks worldwide and the WILKINSON SWORD trademark in Europe, the United States and Canada. Permanent (nondisposable) products are marketed under various trademarks including SCHICK FX DIAMOND, PROTECTOR, PROTECTOR 3D, TRACER/FX, FX HYPER,

FX PERFORMER, SILK EFFECTS, LADY PROTECTOR, PERSONAL TOUCH, SUPER II PLUS and ULTREX PLUS. Disposable products are marketed under a variety of trademarks including SLIM TWIN ST, EXTRA II, PERSONAL TOUCH and ULTREX Disposable. In some countries, Warner-Lambert also sells a shaving-related line of toiletries.

    In September 1999, the Company launched the new SCHICK FX DIAMOND in the United States, Canada and Japan, and WILKINSON SWORD FX DIAMOND in Germany and the United Kingdom.

    Warner-Lambert's shaving products are promoted principally through consumer advertising and promotional programs. They are distributed directly to wholesalers for sale to smaller retailers, drugstores, pharmacies and to retail outlets, including pharmacies, food stores, variety stores, mass merchandisers and other miscellaneous outlets.

    Pet Care Products: Warner-Lambert manufactures and/or sells various products on a worldwide basis for ornamental fish, reptiles and other small pets, as well as books relating to various pets, under various trademarks including TETRA, TETRAPOND, SECOND NATURE, TERRAFAUNA and ZOOMEDICA. In addition, Warner-Lambert manufactures and/or distributes aquarium products (including power filters and replacement cartridges, air pumps, heaters, plastic plants and other accessories) that are marketed largely under the SECOND NATURE, TETRAtec and WHISPER trademarks. These pet care products are promoted to consumers through advertising, direct marketing and sponsorship programs and to retailers through direct promotion, advertising in trade publications and TETRA Club membership. They are sold to wholesalers for sale to smaller retailers and directly to larger chain stores and retailers, in each case for ultimate sale to consumers.

Confectionery Products

    The principal products of Warner-Lambert in its Confectionery Products segment are chewing gums, breath mints and cough/throat tablets.

    Warner-Lambert manufactures, markets and/or sells, in the United States and/or internationally, a broad line of chewing gums, bubble gums, breath mints and cough/throat tablets. Among these products are chewing gums (CHICLETS, CHICLETS TINY SIZE, CINN*A*BURST, MINT*A*BURST, CLORETS, DENTYNE, DENTYNE Sugarfree, DENTYNE ICE, TRIDENT, TRIDENT ADVANTAGE and MAXAIR) and bubble gums (BUBBLICIOUS, BUBBALOO and MOTITAS). The breath mint line includes CERTS, Sugarfree CERTS, CERTS COOL MINT DROPS, CERTS Powerful Mints, CLORETS, CLORETS Cool and CLORETS OPTIMINTS. The cough/throat tablet line consists of HALLS, HALLS-PLUS and Sugar Free HALLS. The Company also sells throat drops (CELESTIAL SEASONINGS SOOTHERS) and dietary supplements (HALLS DEFENSE and HALLS VITA-C). In addition, the Company sells several specialty candies and mints, including a line of hard candies and mints that are sold under the SAILA trademark.

    In 1999, Warner-Lambert launched an improved TRIDENT ADVANTAGE, a teeth whitening and strengthening sugarless gum with baking soda and RECALDENT, in the United States, and TRIDENT for Kids in the United States and selected European markets.

    Warner-Lambert's confectionery products are promoted directly to the consumer primarily through consumer advertising and in-store promotion programs. They are sold directly to chain and independent food stores, chain and independent pharmacies and mass merchandisers or through candy and tobacco wholesalers and to other miscellaneous outlets which in turn sell to consumers.

    On November 30, 1999, the Company acquired the sugar, gum and wafer confectionery business of Kraft Lacta Suchard Brasil S.A.

INTERNATIONAL OPERATIONS

    Warner-Lambert's international businesses are carried on principally through subsidiaries and branches, which are generally staffed and managed by citizens of the countries in which they operate. Approximately 28,000 of Warner-Lambert's employees are located outside the United States and Puerto Rico and only a small number of such employees are United States citizens. Certain of the products described above are manufactured and marketed solely in the United States and certain other products are manufactured and marketed solely in one or more foreign countries.

    Information relating to geographic operating data is contained in Note 19 to the Consolidated Financial Statements contained in 'Item 8. Financial Statements and Supplementary Data'.

    In March 1997, Warner-Lambert opened confectionery plants in Guangzhou, China, and Bangalore, India. The plant in China is currently manufacturing and selling HALLS cough tablets, CLORETS chewing gum and pressed mints and DENTYNE ICE chewing gum. The plant in India is currently manufacturing and selling HALLS cough/throat tablets and CLORETS and CHICLETS chewing gums.

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

    For a discussion of the impact of the introduction of the euro on the Company, see 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters -- Euro' below.

COMPETITION

    Most markets in which Warner-Lambert is engaged are highly competitive and characterized by substantial expenditures in the advertising and promotion of new and existing products. In addition, there is intense competition in research and development in all of Warner-Lambert's reportable segments.

    In 1998, no material part of the business of any of Warner-Lambert's reportable segments is dependent upon one or a few customers. During 1999, total sales to one pharmaceutical and health care products wholesaler accounted for twelve percent of the Company's consolidated net sales. The majority of the sales to this customer were in the Pharmaceutical Products segment.

YEAR 2000

    For a discussion on how the Company is addressing the year 2000 compliance, see 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Matters -- Year 2000' below.

MATERIALS AND SUPPLIES

    Warner-Lambert's products, in general, are produced and packaged at its own facilities. Other than certain pet products and certain other products, relatively few items are manufactured in whole or in part by outside suppliers. Raw materials and packaging supplies are purchased from a variety of outside suppliers. Although the Company, in an effort to achieve cost savings, is consolidating its sources of outside supply, the Company does not believe that the loss of any one source of such materials and supplies would have a material adverse effect on the business of any of Warner-Lambert's reportable segments. Warner-Lambert seeks to protect against fluctuating costs and to assure availability of raw materials and packaging supplies by, among other things, locating alternative sources of supply and, in some instances, making selective advance purchases.

TRADEMARKS AND PATENTS

    Warner-Lambert's major trademarks are registered in the United States and other countries where its products are marketed. Warner-Lambert believes these trademarks are important to the marketing of the related products and acts to protect them from infringement. Warner-Lambert owns and/or licenses many patents and has many patent applications pending in the patent offices of the United States and other countries. A number of products and product lines have patent protection that is significant in the marketing of such products. Additionally, the management of Warner-Lambert considers the patents on LIPITOR and NEURONTIN to be material to Warner-Lambert's business as a whole.

RESEARCH AND DEVELOPMENT

    Warner-Lambert employs over 4,293 scientific and technical personnel in research and development activities at various research facilities located in the United States, Ireland and in other foreign countries. Warner-Lambert invested approximately $1,259 million in research and development in 1999, compared with $1,026 million in 1998 and $731 million in 1997. Approximately 91% of Warner-Lambert's 1999 research and development spending was related to pharmaceutical products. Warner-Lambert believes research and development activities are essential to its business and intends to continue such activities.

EMPLOYEES

    At December 31, 1999, approximately 44,000 people were employed by Warner-Lambert throughout the world.

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

    On July 30, 1997, the European Community Decision 97/534 (the 'Decision') was adopted prohibiting the use or importation in the European Union market of any bovine, ovine or caprine products that potentially contain specified risk materials (including the use of these materials in food, medicinal products and cosmetics). The Decision was enacted to address the concern over the possible spread of transmissible spongiform encephalopathy ('TSE') and could have the effect of banning ruminant materials such as gelatin, glycerin, tallow and tallow derivatives that are pervasive in the pharmaceutical, OTC drug, food and other industries. The Decision initially was intended to become effective on January 1, 1998, but given the potential impact the Decision may have on the availability of necessary pharmaceutical, over-the-counter drug and food products, its effective date has been postponed over the past two years and is now scheduled to occur on July 1, 2000. In the interim, new legislation was enacted in September 1999, in the form of Directive 1999/82/EC to permit the continued supply of medicinal products derived from ruminant materials under certain specified conditions. The Directive requires that holders of drug marketing applications submit supportive scientific information to their regulatory agencies by March 1, 2001 to demonstrate compliance with a CPMP Guideline on Minimizing the Risk of TSEs. The Company will be working with its suppliers to ensure that all necessary filings are made pursuant to this new Directive. Warner-Lambert believes that this legislation will not have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flows or results of operations for any year.

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

    The Company is involved in various administrative or judicial proceedings related to environmental actions initiated by the Environmental Protection Agency ('EPA') under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. For 11 sites, generally those which the Company currently owns or previously owned, the Company may be the sole party responsible for clean-up costs. For other sites, other parties (defined as potentially responsible parties) may be jointly and severally responsible, along with Warner-Lambert, to pay remediation and other related expenses. Warner Lambert's share of costs at a given site is determined through an allocation process that takes into account many factors, including volume and the nature of a company's waste. Once established, remediation costs for a given site may be paid out over several years. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, management believes it is unlikely that their ultimate disposition will have a material adverse effect on the Company's financial position, liquidity, cash flows or results of operations for any year.

    Also see 'Item 8. Financial Statements and Supplementary Data' below, for additional information on environmental actions, which is set forth in Note 18 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES.

    The executive offices of Warner-Lambert are located in Morris Plains, New Jersey. In the United States, including Puerto Rico, Warner-Lambert owns facilities aggregating approximately 6,724,000 square feet and leases facilities having an aggregate of approximately 900,000 square feet.

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

    In the United States, Warner-Lambert currently distributes its various products through two distribution centers located in Lititz, Pennsylvania and Elk Grove, Illinois. Principal United States research facilities are located in Ann Arbor, Michigan (pharmaceuticals), La Jolla, California (pharmaceuticals) and Morris Plains, New Jersey (pharmaceuticals, consumer health care and confectionery products).

    Internationally, Warner-Lambert owns, leases or operates, through its subsidiaries or branches, 59 production facilities in 29 countries. Principal international manufacturing plants are located in Ireland, Germany, Canada, Mexico, Japan, France, Brazil, Colombia and Australia. Principal international research facilities are located in Ireland, France, Germany, Japan, the United Kingdom and Canada.

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

    In November 1999, following the announcement by the Company of its execution of the AHP Merger Agreement, Pfizer filed suit against the Company, its board of directors and AHP, seeking to invalidate certain provisions in the AHP Merger Agreement and enjoin their implementation. The lawsuit claimed, among other things, that the termination fee, reciprocal stock option agreements and a provision preventing Warner-Lambert's directors from amending its shareholder rights plan were invalid, and that the members of the Company's board of directors breached their fiduciary duties to the Company's shareholders by entering into the AHP Merger Agreement. Pursuant to a settlement agreement executed on February 6, 2000 in connection with the termination of the AHP Merger Agreement and the execution of the Pfizer Merger Agreement, the Company, AHP and Pfizer entered into settlement agreements with respect to this litigation. Shortly thereafter the litigation against AHP was dismissed with prejudice and the litigation between Pfizer and the Company was dismissed without prejudice.

    The Company, its Directors and AHP have been named in approximately 40 lawsuits in Delaware Chancery Court, one lawsuit in Morris County, New Jersey, and two lawsuits in federal court in New Jersey brought on behalf of purported classes of the Company's shareholders. These lawsuits involve allegations similar to those contained in Pfizer's lawsuit, described above, and contain additional allegations, including that the consideration that was to be paid to the Company's shareholders in the proposed merger with AHP was inadequate. The Company believes these lawsuits to be without merit and is defending them vigorously. Following the termination of the AHP Merger Agreement, the Company has begun to seek disposition of these claims.

    On November 23, 1999, Pfizer filed suit against the Company in the Delaware Court of Chancery relating to certain contracts between Pfizer and the Company for the marketing and co-promotion of LIPITOR. Pfizer alleged that the execution of the AHP Merger Agreement violated certain provision in those agreements. The Company counterclaimed on November 29, 1999 and sought a declatory judgment that the Company was entitled to terminate the LIPITOR agreements. Pursuant to a settlement agreement executed on February 6, 2000 in connection with the termination of the AHP Merger Agreement and the execution of the Pfizer Merger Agreement, the Company and Pfizer entered into a settlement agreement with respect to the LIPITOR litigation. The litigation was dismissed without prejudice shortly thereafter.

    Certain employees of Warner-Lambert were served with subpoenas in January, 2000, by the U.S. Attorney's office in Boston, Massachusetts, directing them to provide testimony before a federal grand jury in Boston. The U.S. Attorney's office is conducting an inquiry into Warner-Lambert's promotion of NEURONTIN. Warner-Lambert is cooperating with the inquiry and cannot predict what the outcome of the investigation will be.

    In late 1993, Warner-Lambert, along with numerous other pharmaceutical manufacturers and wholesalers, was sued in a number of state and federal antitrust lawsuits seeking damages (including trebled and statutory damages, where applicable) and injunctive relief. These actions arose from allegations that the defendant drug companies, acting alone or in concert, engaged in differential pricing whereby they favored institutions, managed care entities, mail order pharmacies and other buyers with lower prices for brand name prescription drugs than those afforded to retail pharmacies. The federal cases, which were brought by retailers, were consolidated by the Judicial Panel on Multidistrict Litigation and transferred to the U.S. District Court for the Northern District of Illinois for pre-trial proceedings. In June 1996, the Court approved Warner-Lambert's agreement to settle part of the consolidated federal cases, specifically, the class action conspiracy lawsuit, for a total of $15.1 million. This settlement also contains certain commitments regarding Warner-Lambert's pricing of brand name prescription drugs. Appeals of the District Court's approval of this settlement were unsuccessful, and the commitments have become effective. Certain other rulings of the judge presiding in this case were also appealed, and the judge was reversed on all rulings. The cases have been remanded to the District Court, and trial of the class action conspiracy action against the non-settling defendant pharmaceutical manufacturers and wholesalers was concluded in November, 1998 with a directed verdict for the defendants and dismissal of the class plaintiffs' case. That decision was affirmed in substantial part by the 7th Circuit Court of Appeals. In April 1997, after execution of the federal class settlement referred to above but prior to the formal effectiveness of its pricing commitments, the same plaintiff-class members brought a new purported class action relating to the time period subsequent to the execution of the settlement. This new class suit sought only injunctive relief. At present, Warner-Lambert cannot predict the outcome of this and the other remaining federal lawsuits in which it is a defendant.

    In addition, the Company has settled the vast majority of the Robinson-Patman Act lawsuits brought by those retail pharmacies which opted out of the class action conspiracy lawsuit. The amount of these settlements is not material.

    The state cases pending in California, brought by classes of pharmacies and consumers, have been coordinated in the Superior Court of California, County of San Francisco. The Company, with the majority of the other drug company defendants, settled the California consumer class action and this settlement received court approval. The amount of this settlement is not material. Warner-Lambert has also been named as a defendant in actions in state courts filed in Alabama, Minnesota, Mississippi and Wisconsin brought by classes of pharmacies, each arising from the same allegations of differential pricing. With its co-defendants, the Company has settled the Minnesota and Wisconsin actions. The Company's share of these settlements, which have been approved, are not material. In addition, the Company was named in class action complaints filed in Alabama, Arizona, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee, Wisconsin and the District of Columbia, brought by classes of consumers who purchased brand name prescription drugs at retail pharmacies. With its co-defendants, the Company has agreed to settle these state consumer class actions. The Company's share of these settlements, which have been approved by all of the above courts, is not material.

    The Company has also been made a party to another class action in Tennessee, purportedly on behalf of consumers in several states and to additional class actions in New Mexico, North Dakota, South Dakota and West Virginia, who purchased brand name prescription drugs from retail pharmacies. Although it is not possible at this early stage to predict the outcome of these lawsuits, it is unlikely that their ultimate disposition will have a material adverse effect on Warner-Lambert's financial position, liquidity, cash flows or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The principal market on which the Company's stock is traded is the New York Stock Exchange, but the stock is also listed and traded on the following domestic and international stock exchanges: Chicago, Pacific, London and Zurich. Shareholders of record totaled approximately 48,000 as of December 31, 1999. Cash dividends paid in 1999 totaled $672 million. A dividend of $.20 per share was paid in each quarter of 1999 for an annual total of $.80 per share. This was a 25.0% increase over the prior year total of $.64 per share, paid in four quarterly dividends of $.16 per share during 1998.

    Information regarding the Company's market prices of common stock and dividends is set forth in 'Item 8. Financial Statements and Supplementary Data -- Market Prices of Common Stock and Dividends' below.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data of Warner-Lambert for the years ended 1999, 1998, 1997, 1996 and 1995 are set forth below:

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                1999         1998         1997        1996        1995
                                                ----         ----         ----        ----        ----
                                                   (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Results for Year:
    Net sales................................  $12,929      $10,744      $8,408      $7,231      $7,040
    Cost of goods sold.......................    3,042        2,860       2,503       2,347       2,428
    Research and development expense.........    1,259        1,026         731         599         514
    Income before income taxes and minority
      interests..............................    2,441        1,791       1,189       1,138       1,134
    Net income...............................    1,733        1,273         862         747         724

    Net income per common share:
        Basic................................     2.03         1.50        1.03         .89         .88
        Diluted..............................     1.96         1.45         .99         .88         .87

Year-end Financial Position:
    Current assets...........................  $ 5,690      $ 4,249      $3,522      $2,910      $2,778
    Current liabilities......................    3,689        3,244       2,637       2,150       2,426
    Working capital..........................    2,001        1,005         885         760         352
    Property, plant and equipment............    3,342        2,822       2,455       2,177       2,006
    Total assets.............................   11,442        9,520       8,352       7,339       6,216
    Long-term debt...........................    1,250        1,267       1,836       1,721         635
    Total debt...............................    1,547        1,531       2,211       2,300       1,530
    Shareholders' equity.....................    5,098        3,880       3,051       2,709       2,332

Common Stock Information:
    Average number of common shares
      outstanding (in millions):
        Basic................................      854.9        847.7       841.1       834.8       824.8
        Diluted..............................      884.6        879.0       868.1       850.2       833.8
    Common Stock Price Per Share:
        High.................................  $    93 15/16 $   85 15/16 $  50   7/8 $  26 43/64 $  16 21/64
        Low..................................       60 13/16     39   3/8    23 11/64    14   7/8    12 15/64
        Year-end.............................       81 15/16     75  3/16    41 25/64    25          16  3/16
    Book value per common share..............     5.91         4.57        3.61        3.23        2.80
    Cash dividends per common share..........      .80          .64         .51         .46         .43

Other Data:
    Number of employees (in thousands).......       44           42          41          39          37
    Capital expenditures.....................  $   932       $  753       $ 513       $ 395      $  389
    Cash dividends paid......................      672          525         413         374         351
    Depreciation and amortization............      363          308         282         234         204

    All amounts have been restated under the pooling of interests method of accounting to include the financial results of Agouron Pharmaceuticals, Inc. acquired on May 17, 1999.

    All restated amounts in 1995 and the 1996 balance sheet amounts have been derived from unaudited financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Management's Discussion and Analysis set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained in 'Item 8. Financial Statements and Supplementary Data'.

NET SALES

    Sales in 1999 of $12.9 billion were 20 percent higher than in 1998. Sales increased 22 percent adjusting for the unfavorable impact of foreign exchange rate changes. Unit volume grew by 20 percent with price increases adding 2 percent to sales growth.

    Sales in 1998 of $10.7 billion were 28 percent higher than in 1997. Sales increased 31 percent adjusting for the unfavorable impact of foreign exchange rate changes. Unit volume grew by 32 percent offset by price decreases of 1 percent.

    On a geographic basis, U.S. sales increased $1.6 billion, or 25 percent, to $7.9 billion in 1999. International sales increased $627 million, or 14 percent, to $5.0 billion. At constant exchange rates, international sales increased 18 percent. In 1998, U.S. sales increased $1.9 billion, or 43 percent, to $6.3 billion. International sales increased $448 million, or 11 percent, to $4.4 billion. At constant exchange rates, international sales increased 17 percent.

PHARMACEUTICAL PRODUCTS

                                             1999          1998        1997
                                             ----          ----        ----
                                                (DOLLARS IN MILLIONS)
Net Sales...............................  $7,982 +30%   $6,134 +59%   $3,848

    Worldwide pharmaceutical sales increased 30 percent to $8.0 billion in 1999 compared to 1998. With the significant growth of pharmaceutical product sales since 1996, the pharmaceutical segment has become Warner-Lambert's largest segment. In 1999, pharmaceutical sales represented 62 percent of total company net sales. Pharmaceutical profits in 1999 represented 74 percent of total company operating profits before corporate expenses.

    During the second quarter of 1999, Warner-Lambert completed the acquisition of Agouron. VIRACEPT (nelfinavir mesylate), Agouron's first commercial product and the U.S.'s leading protease inhibitor for the treatment of HIV and AIDS, now joins Warner-Lambert's major pharmaceutical products, which achieved worldwide sales as follows:

                                                               1999     1998
                                                               ----     ----
                                                                (DOLLARS IN
                                                                 MILLIONS)
LIPITOR.....................................................  $3,732   $2,185
NEURONTIN...................................................     913      514
REZULIN.....................................................     625      748
VIRACEPT....................................................     530      530
ACCUPRIL....................................................     514      454

    Pharmaceutical sales in the U.S. increased 31 percent to $5.5 billion in 1999. International pharmaceutical sales increased 27 percent to $2.5 billion in 1999, or 30 percent at constant exchange rates.

    Worldwide sales of LIPITOR increased 71 percent to $3.7 billion in 1999. LIPITOR continues to be the most prescribed cholesterol-lowering agent in the U.S., holding a 43 percent share of total prescriptions in the cholesterol-lowering market. LIPITOR is now sold in all major world markets except Japan. In January 2000, LIPITOR was recommended for approval by regulatory authorities in Japan, the world's second-largest cholesterol-lowering market. The Company looks forward to launching LIPITOR in Japan once all necessary approvals have been received. LIPITOR will be co-promoted in Japan with Yamanouchi, the third-largest pharmaceutical company in Japan. Warner-Lambert has co-promoted LIPITOR in most other markets with Pfizer since its launch in 1997. The agreements with Pfizer cover many countries and consist of three broad categories: markets in which

Warner-Lambert and Pfizer co-promote LIPITOR under a single brand name, markets in which the two companies co-market the product under separate brand names in competition with each other, and markets in which Pfizer has exclusive rights. Pfizer does not have rights to the product in France and Japan. The co-promotion agreement applies in most major markets, including the U.S., Canada, Germany and the U.K. Under the agreement, the parties generally share certain product expenses and sales force efforts. Pfizer is compensated on a sliding percentage-of-sales basis depending on achieving certain sales objectives. The agreements generally run, on a country-by-country basis, for 10 years from the date of product launch in each respective country. The agreements include a provision giving Warner-Lambert the right to co-promote one of Pfizer's products.

    Based on current planning assumptions, worldwide sales of LIPITOR in 2000 are expected to reach $5.0 billion.

    Worldwide sales of NEURONTIN grew 78 percent in 1999 to $913 million. NEURONTIN now holds a market-leading 24 percent share of total prescriptions in the U.S. antiepileptic market. At the request of the FDA, the Company has recently conducted a clinical trial of NEURONTIN in pediatric patients. Based on the results of that study, the FDA, in January 2000, granted a six-month extension of the NEURONTIN epilepsy use patent protection through mid-July 2000. The Company also has two other patents covering NEURONTIN with expiration dates well after 2000 that are the subject of litigation with potential generic competitors. Additionally, the Company is introducing new tablet formulations of NEURONTIN to offer patients more convenient dosing. Based on the anticipated success of these life-cycle extending initiatives, and allowing for the possibility of generic competition some time in late 2000, the Company currently estimates that worldwide NEURONTIN sales will grow approximately 10 percent in 2000.

    REZULIN achieved worldwide sales of $625 million in 1999, a decrease of 16 percent from 1998 sales. Warner-Lambert marketed REZULIN in the U.S. with an affiliate of Sankyo Company, Ltd. (Sankyo), from whom the Company licenses the product for North America and other areas. REZULIN sales were adversely affected by two competing drugs approved by the FDA during 1999. Additionally, in June 1999, the Company withdrew the indication for REZULIN as initial single agent therapy, but continued to sell REZULIN for other indications.

    On March 21, 2000, the Company announced that it was voluntarily discontinuing the sale of REZULIN, although the Company continues to believe that the benefits of the drug outweigh its associated risks. The Company believed that repeated media reports sensationalizing the risks associated with REZULIN therapy created an environment in which patients and physicians were unable to make well-informed decisions regarding the safety and efficacy of REZULIN. Under these circumstances, and after an unexpected request from the FDA in the early evening of March 21 to consider removing the drug from the market, the Company decided to discontinue marketing REZULIN. The one-time costs associated with the withdrawal, consisting primarily of product returns and inventory write-off, are expected to be approximately $100 million.

    In a related matter, during 1999, Warner-Lambert and Sankyo announced their intention to co-develop and market a second-generation glitazone for the treatment of type 2 diabetes. Based on its preclinical profile, the new compound has the potential to provide greater efficacy than other glitazones, including effective treatment in advanced stages of the disease when other agents are ineffective. The compound is currently in the clinical trial stage of development.

    Worldwide sales of VIRACEPT in 1999 were $530 million, consistent with 1998 sales. VIRACEPT is sold in collaboration with F. Hoffmann-La Roche Ltd. ('Roche'). Warner-Lambert sells the product in North America and Roche has the licensing rights in all other markets. The reported 1999 sales figure reflects the planned progression of our agreement with Roche, whereby Roche is now manufacturing most of its product needs for sale in its licensed territory instead of purchasing VIRACEPT from Warner-Lambert. The Company's royalty revenue from Roche's subsequent commercial sales of VIRACEPT, recorded in other income, increased by over 150 percent in 1999. Worldwide sales in 2000 are expected to approximate the 1999 figures as increased sales in North America should offset further reduced sales to Roche.

    ACCUPRIL achieved worldwide sales of $514 million in 1999, an increase of 13 percent over 1998. Sales of ACCUPRIL are evenly divided between U.S. and international markets. ACCUPRIL is an ACE inhibitor for the treatment of hypertension and congestive heart failure. During 1999, total prescriptions for ACCUPRIL in the U.S. surpassed 1 million, resulting in a 14 percent market share. Latest estimates for worldwide ACCUPRIL sales in 2000 indicate a 15-20 percent growth rate.

    In 1998, pharmaceutical segment sales in the U.S. increased 76 percent to $4.2 billion. The sales increase was attributable to the continued success of LIPITOR and REZULIN, which generated sales of $1.6 billion and $747 million, respectively. Other pharmaceutical products contributing to the increase were NEURONTIN, VIRACEPT and ACCUPRIL with sales of $442 million, $417 million and $232 million, respectively.

    In 1998, international pharmaceutical sales increased 32 percent to $2.0 billion, 39 percent at constant exchange rates. The increase was primarily attributable to LIPITOR, which achieved international sales of $540 million, due to several large market launches during 1998 as well as growth in existing markets. Additionally, international sales of ACCUPRIL, VIRACEPT and NEURONTIN grew to $222 million, $114 million and $72 million, respectively.

CONSUMER HEALTH CARE PRODUCTS

                                              1999          1998       1997
                                              ----          ----       ----
                                                 (DOLLARS IN MILLIONS)
Net Sales................................  $2,996 +10%   $2,722 +1%   $2,691

    Consumer health care segment sales in the U.S. increased $211 million, or 14 percent, to $1.7 billion in 1999. The principal driver of this increase was the inclusion in 1999 of sales of ZANTAC 75 at $161 million. Prior to 1999, ZANTAC 75 was marketed by the Glaxo Wellcome Warner-Lambert joint venture and sales were not reflected in Warner-Lambert's reported sales. At the end of 1998, Warner-Lambert acquired exclusive rights to over-the-counter ZANTAC products in the U.S. and Canada as part of the dissolution of its joint venture arrangements with Glaxo Wellcome plc. Other products contributing to segment sales growth in the U.S. include LISTERINE mouthwash, which increased 11 percent to $368 million due to the new product launch of Tartar Control LISTERINE, and LUBRIDERM, which increased 12 percent to $101 million due to the launch of LUBRIDERM Advanced Therapy. U.S. sales of shaving products grew 6 percent to $239 million driven by strong sales of the SILK EFFECTS razor. Sales of TETRA pet care products in the U.S. grew 5 percent to $83 million.

    International consumer health care sales increased 5 percent to $1.3 billion in 1999. At constant exchange rates, international segment sales increased 6 percent. Improving economic conditions in Asia, and especially Japan, have contributed to the segment's international sales growth. Japanese sales of shaving products grew 22 percent to $154 million. Japanese sales of TETRA pet care products grew 24 percent to $46 million.

    In 1998, consumer health care segment sales in the U.S. increased 5 percent to $1.5 billion. Within the segment, U.S. shaving products sales increased 14 percent to $226 million for the year. The increase was due to strong sales of the PROTECTOR shaving system and the newly designed SLIM TWIN disposable razor. Also contributing to the sales growth within the segment were increased U.S. sales of SUDAFED cold/sinus medication, BENADRYL allergy medication and LISTERINE mouthwash, and the launch of LUBRIDERM UV moisturizing and sun protection lotion.

    International consumer health care segment sales decreased 3 percent to $1.2 billion in 1998. The decrease reflected the impact of the overall economic weakness in Asian markets coupled with the unfavorable impact of exchange in Canada and Australia. At constant exchange rates, international segment sales increased 3 percent for the year. International sales of the Company's shaving products decreased 4 percent to $518 million and was unchanged at constant exchange rates in 1998. International sales of the Company's TETRA pet care products fell 5 percent to $114 million and 2 percent at constant exchange rates for the year. Both the shaving products and TETRA pet care divisions were significantly affected by the broad economic downturn in Southeast Asia and Japan.

CONFECTIONERY PRODUCTS

                                                       1999         1998       1997
                                                       ----         ----       ----
                                                         (DOLLARS IN MILLIONS)
Net Sales.........................................  $1,951 +3%   $1,888 +1%   $1,869

    Confectionery sales in the U.S. increased 5 percent to $693 million in 1999. Sales growth in the U.S. is partially attributable to $21 million in sales of TRIDENT ADVANTAGE, which was launched in the third quarter of 1998, and the continued success of DENTYNE ICE, where sales increased 56 percent to $79 million. The third quarter 1999 launch of HALLS Defense Vitamin C supplement drops also contributed $19 million of new sales.

    International confectionery sales increased 2 percent to $1.3 billion in 1999. At constant exchange rates, international segment sales increased 10 percent. The negative impact of exchange is primarily due to the Brazilian currency devaluation. Markets contributing to international confectionery sales increases include Mexico, where sales increased 28 percent to $223 million on continued growth across all gum brands, and Thailand, where sales increased 29 percent to $48 million.

    In 1998, confectionery sales in the U.S. increased 3 percent to $659 million due to strong sales of DENTYNE ICE and TRIDENT chewing gum and CERTS COOL MINT DROPS and CERTS Powerful Mints breath fresheners.

    International confectionery sales of $1.2 billion in 1998 were virtually unchanged compared to 1997 but increased 7 percent at constant exchange rates. The increase at constant exchange rates was primarily due to strong sales in Mexico, where sales increased across all gum brands, and successful product launches in Japan. The negative impact of exchange for the year was most significant in Brazil, Japan, Colombia and Canada.

COSTS AND EXPENSES

    Cost of goods sold increased 6 percent in 1999 and 14 percent in 1998. As a percentage of net sales, cost of goods sold fell to 23.5% from 26.6% in 1998 and 29.8% in 1997. The improvement in the ratio was partly attributable to an increase in pharmaceutical segment product sales, with generally higher margins than consumer health care or confectionery products, as a percentage of total company sales. Also contributing to the improvement in the ratio was a favorable product mix within the pharmaceutical segment and the consumer health care segment. Based on current planning assumptions, the Company expects that the cost of goods sold ratio will improve as much as 200 basis points in 2000.

    Selling, general and administrative expense in 1999 and 1998 increased $1.1 billion each year, or 23 percent and 30 percent, respectively. Pharmaceutical segment expenses significantly increased in 1999 and 1998. Quarterly settlements of co-promotion agreements related to LIPITOR and REZULIN that are recorded in selling, general and administrative expense increased $609 million and $505 million for the years ended December 31, 1999 and 1998, respectively, compared to the prior year. As a percentage of net sales, selling, general and administrative expense was 46.1% compared with 45.2% in 1998 and 44.3% in 1997.

    Research and development expense increased 23 percent and 40 percent in 1999 and 1998, respectively. As a percentage of net sales, research and development expense was 9.7% in 1999, 9.5% in 1998 and 8.7% in 1997. For 2000 the Company plans to invest approximately $1.5 billion in research and development, a projected increase of 19 percent compared with 1999.

    In 1993 and 1991, the Company recorded, as a separate income statement component, restructuring charges of $525 million and $544 million, respectively, as described in Note 4 to the consolidated financial statements. These restructuring charges included worldwide pharmaceutical manufacturing rationalizations, which included extensive product relocations requiring regulatory approvals. The time involved in completion of these activities included strategic planning and systematic executions of the transfers of manufacturing operations to other locations. The product relocations were phased in, with the related approval processes taking approximately two years for each relocation. Charges of $40 million, $38 million and $60 million were recorded against the reserves during the years 1999, 1998 and 1997, respectively. The charges during this period represented costs associated with manufacturing relocations, the elimination of approximately 1,200 positions and the cost of work-systems redesign. As of December 31, 1999, all aspects of these rationalization programs were complete and all reserves were utilized.

    In 1993, the Company estimated that the 1993 restructuring actions would generate average annual pretax savings compared with pre-restructuring spending levels of approximately $150 million upon completion of the project. In 1999, the Company realized actual annual pretax savings of $161 million. Similarly, in 1991 the Company estimated that the 1991 restructuring actions would generate approximately $1 billion in cumulative pretax savings upon completion of the activities. Through 1999, the Company has realized actual annual pretax savings in excess of $1 billion.

    Other expense, net in 1999 of $228 million was essentially the same as in 1998. Other expense, net in 1998 compared favorably by $44 million to 1997. The favorability is primarily attributable to income of $29 million realized from the Glaxo Wellcome Warner-Lambert joint venture in 1998, as compared to a loss in 1997 of $14 million. Other expense, net in 1998 also included a gain on the sale of the Company's Rochester, Michigan, manufacturing plant and certain minor prescription products of $67 million, as well as a gain on the sale of investment securities of $24 million, which were offset by charges of $93 million related to the Company's plans to close three European manufacturing facilities. As described in Note 4 to the consolidated financial statements, the costs of these closings consisted primarily of $35 million for asset write-offs and $47 million for severance and related expenses. The closures will result in a workforce reduction of approximately 450 positions and generate approximately $28 million in annual pretax savings. As of December 31, 1999, $77 million has been expended and manufacturing operations at all three plants have ceased. Management expects to sell the plants in 2000, and the proceeds are not expected to be material.

INCOME TAXES

                                                      1999    1998    1997
                                                      ----    ----    ----
Effective tax rate..................................  29.0%   28.9%   27.5%

    The Company's 1999 effective tax rate remained essentially consistent with the prior year. The 1998 effective tax rate increased by 1.4 percentage points, primarily due to the absence of the 1997 reduction to Agouron's valuation allowances and reduced U.S. possession tax credits. These increases were partly offset by increased income generated in foreign jurisdictions with lower tax rates.

    For 2000, excluding the effect of Merger Events as discussed in Other Matters, the Company anticipates a slight decrease in its effective tax rate. The projected decrease is primarily due to increased income generated in foreign jurisdictions with lower tax rates.

NET INCOME

    In 1999, net income of $1.7 billion increased 36 percent and diluted earnings per share of $1.96 increased 35 percent. In 1998, net income of $1.3 billion increased 48 percent and diluted earnings per share of $1.45 increased 46 percent. Based on current planning assumptions, excluding the effect of Merger Events as discussed in Other Matters and the one-time costs associated with the withdrawal of REZULIN, the Company expects to increase earnings per share by approximately 25 percent in 2000.

LIQUIDITY AND FINANCIAL CONDITION

Selected data:

                                                           1999     1998     1997
                                                           ----     ----     ----
                                                            (DOLLARS IN MILLIONS)
    Cash and cash equivalents*..........................  $1,955   $1,057   $   973
    Less: Total debt....................................   1,547    1,531     2,211
                                                          ------   ------   -------
    Net cash (debt).....................................  $  408   $ (474)  $(1,238)
    Debt to total capital...............................      23%      28%       42%
    Return on average shareholders' equity..............      39%      37%       30%
    Return on average total assets......................      17%      14%       11%

---------

*  Includes nonequity securities, which are recorded in other asset categories.

    The net cash position of $408 million reflected an $882 million improvement from the prior year's net debt position. This improvement reflected increased cash provided by operating activities due to total company sales growth of 20 percent, coupled with a stable debt position. In 1998, net debt of $474 million improved $764 million from December 31, 1997. This improvement was mainly due to a reduction in total debt resulting from the cash generated by total company sales growth of 28 percent.

    In 1999, cash provided by operating activities of $2.4 billion was primarily used to fund capital expenditures of $932 million and to pay dividends of $672 million. In 1998, cash provided by operating activities of $2.0 billion was primarily used to fund capital expenditures of $753 million, to reduce total debt by $680 million and to pay dividends of $525 million.

    In February 2000, as part of the termination of the Company's merger agreement with AHP, Warner-Lambert made a $1.8 billion termination fee payment to AHP. Warner-Lambert funded the payment out of its existing cash resources and other credit arrangements including the issuance of commercial paper. Planned capital expenditures for 2000 are estimated to be $1.2 billion in support of additional manufacturing operations and expanded research facilities. The Company believes that the amounts available from operating cash flow and future borrowings will be sufficient to meet expected operating needs and planned capital expenditures for the foreseeable future.

    The Company has readily available financial resources, including unused worldwide lines of credit totaling $830 million. The Company has the ability to issue commercial paper at favorable rates. The lines of credit support commercial paper and bank borrowing arrangements. At December 31, 1999, the Company has $850 million of shelf registrations filed with the Securities and Exchange Commission, whereby it could issue debt securities for general corporate purposes, of which $350 million remains available.

    In January 2000, the Board of Directors approved a 20 percent increase in the quarterly dividend to $.24 per share payable in the first quarter of 2000. The Company anticipates that the quarterly dividend rate will remain $.24 per share during 2000 and that dividends will be paid with cash provided by operations.

OTHER MATTERS

MERGER EVENTS

    On November 3, 1999, Warner-Lambert, AHP and a wholly-owned subsidiary of AHP entered into a definitive merger agreement. Subsequent to the announcement of the agreement, Pfizer made an unsolicited, conditional all stock offer for all of the outstanding common stock of Warner-Lambert.

    On January 13, 2000, Warner-Lambert's Board of Directors authorized the Company's management to enter into discussions with Pfizer to explore a possible business combination.

    On February 6, 2000, the merger agreement between Warner-Lambert and AHP was terminated, and the stock option agreements issued in connection with that transaction were rescinded by Warner-Lambert and AHP without consideration. In connection with the termination of the AHP Merger Agreement, and in accordance with the terms thereof, Warner-Lambert paid AHP a termination fee of $1.8 billion, which will be reflected in the Company's results in the first quarter of 2000.

    On February 6, 2000, Warner-Lambert, Pfizer and a wholly-owned subsidiary of Pfizer entered into a definitive merger agreement. Under the terms of the proposed transaction, which has been approved by the Board of Directors of both Warner-Lambert and Pfizer, each share of Warner-Lambert common stock will be exchanged for 2.75 shares of Pfizer common stock. The transaction is contingent upon qualifying as a tax-free reorganization and being accounted for under the pooling of interests method of accounting. The transaction is scheduled to close in mid-2000, subject to antitrust clearance, approval by both companies' shareholders and other customary conditions.

EURO

    On January 1, 1999, the euro was introduced as the common currency in the 11 European Union member states participating in the Economic and Monetary Union. The conversion to the euro provides for a three-year transition period during which transactions may be conducted using either the euro or the legacy currency of the participating country. Effective January 1, 2002, only the euro will be legal tender in these countries. The Company has proactively prepared for the advent of the single European currency. Modifications to information systems have proven to be effective in processing business transactions. Further steps toward the adoption of the euro as the sole currency in these countries will be taken during the transition period to meet the January 2002 deadline. The Company has invested and continues to invest in a training and communication program to enable its colleagues to understand, address and communicate the implications of the single currency.

    Increased price transparency resulting from conversion to a single currency is not expected to have a material impact on the pharmaceutical business because individual European countries closely regulate pricing of pharmaceutical products. Pricing issues in the consumer health care and confectionery businesses have been identified and incorporated into our normal business planning process. On a total Company basis, pricing issues are expected to have a neutral impact on our business.

YEAR 2000

    The Company completed its five-step approach for achieving Year 2000 ('Y2K') compliance with its internal technology systems and mission-critical business stakeholders. In addition, the Company continued to monitor its systems and stakeholders through year-end, and put in place its company wide business continuity and emergency response plans. During the year-end rollover period, the Company activated its emergency response command centers and teams and those groups monitored the Company's transition to the Year 2000.

    The Company experienced a successful transition to the Year 2000. Worldwide operations were resumed as scheduled after the millennial rollover.

    The Company intends to continue monitoring its internal technology systems and mission-critical business stakeholders, as necessary, for a reasonable time period during the first quarter of 2000. The Company freeze on implementation of new internal technology systems, originally imposed as of October 1, 1999, was lifted ahead of schedule, on February 11, 2000.

    Year 2000-related maintenance and modification costs have been expensed as incurred, while the cost of new information technology has been capitalized and amortized in accordance with company policy. Through December 31, 1999, $123 million has been incurred to address and remediate Y2K compliance issues. Of the costs incurred, $104 million has been charged to expense and $19 million has been capitalized.

    Although the Company has experienced a successful transition to the Year 2000, there can be no assurance that the Company or its business stakeholders will continue to experience Year 2000 compliance, or that any noncompliance will not have a material adverse impact on the Company.

ENVIRONMENTAL

    The Company is involved in various administrative or judicial proceedings related to environmental actions initiated by the EPA under the Comprehensive Environmental Response, Compensation and Liability Act (also know as Superfund) or by state authorities under similar state legislation, or by third parties. The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's share. While it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, those costs, if any, cannot be estimated currently. As of December 31, 1999 and 1998, the accrual for environmental liabilities was $28 million and $34 million covering 53 and 50 sites, respectively. For 11 sites, generally those which the Company currently owns or previously owned, the Company may be the sole party responsible for clean-up costs. For other sites, other parties (defined as potentially responsible parties) may be jointly and severally responsible, along with Warner-Lambert, to pay remediation and other related expenses. Warner-Lambert's share of costs at a given site is determined through an allocation process that takes into account many factors, including volume and the nature of a Company's waste. Once established, remediation costs for a given site may be paid out over several years. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, management believes it is unlikely that their ultimate disposition will have a material adverse effect on the Company's financial position, liquidity, cash flows or results of operations for any year.

FORWARD-LOOKING STATEMENTS

    Statements made in this discussion that state 'we believe,' 'we expect' or otherwise state the company's predictions for the future are forward-looking statements. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Exhibit 99 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's primary market risk exposures consist of interest rate risk and foreign currency exchange risk. See Note 12 'Financial Instruments' to the consolidated financial statements in 'Item 8. Financial Statements and Supplementary Data' for the Company's objectives and strategies for managing potential exposures related to these risks. The Company's financial instrument holdings were analyzed to determine their sensitivity to changes in market rates. The model used to assess sensitivity assumed a 10 percent hypothetical rate change on all instruments. All other factors were held constant in the analysis. The parameters of the analysis included all instruments subject to changes in market rates, including foreign denominated assets and liabilities hedged by foreign exchange contracts. Unhedged foreign currency denominated assets and liabilities were not significant at December 31, 1999.

    Management primarily uses derivative instruments, the majority of which are forward exchange contracts involving multiple currencies, to hedge exposures to certain foreign currency fluctuations as described in Note 12. As hedges, gains and losses on forward contracts are offset by the effects of currency movements on respective underlying hedged transactions. Therefore, with respect to derivative instruments outstanding at December 31, 1999, using a sensitivity analysis, a change of 10 percent in currency rates would not have a material effect on the Company's consolidated financial position, liquidity, cash flows or results of operations.

    The Company holds certain instruments, primarily debt obligations, which are sensitive to changes in market interest rates. At December 31, 1999, the majority of the Company's variable rate debt consisted of short-term commercial paper, which is subject to changes in market interest rates. However, at December 31, 1999, using a sensitivity analysis, a change of 10 percent in interest rates would not have a material effect on the Company's consolidated financial position, liquidity, cash flows or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Warner-Lambert and its subsidiaries and the notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated January 24, 2000, except for Note 6, as to which the date is February 7, 2000, the report by management and quarterly financial information is set forth below:

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
                                                                   (DOLLARS IN MILLIONS,
                                                                 EXCEPT PER SHARE AMOUNTS)
NET INCOME
Net sales...................................................  $12,928.9   $10,743.8   $8,408.1
Costs and expenses:
    Cost of goods sold......................................    3,041.9     2,860.2    2,502.9
    Selling, general and administrative.....................    5,958.5     4,852.2    3,726.5
    Research and development................................    1,259.0     1,025.6      730.7
    Other expense, net......................................      228.3       214.8      259.2
                                                              ---------   ---------   --------
        Total costs and expenses............................   10,487.7     8,952.8    7,219.3
                                                              ---------   ---------   --------
Income before income taxes..................................    2,441.2     1,791.0    1,188.8
Provision for income taxes..................................      708.0       517.8      326.4
                                                              ---------   ---------   --------
Net income..................................................  $ 1,733.2   $ 1,273.2   $  862.4
                                                              ---------   ---------   --------
                                                              ---------   ---------   --------
Net income per common share:
    Basic...................................................  $    2.03   $    1.50   $   1.03
    Diluted.................................................  $    1.96   $    1.45   $    .99
Cash dividends per common share.............................  $     .80   $     .64   $    .51

COMPREHENSIVE INCOME
Net income..................................................  $ 1,733.2   $ 1,273.2   $  862.4
Other comprehensive income (net of tax):
    Foreign currency translation............................     (280.9)       57.7     (193.8)
    Other...................................................       34.8       (18.3)     (14.6)
                                                              ---------   ---------   --------
        Total other comprehensive income....................     (246.1)       39.4     (208.4)
                                                              ---------   ---------   --------
Comprehensive income........................................  $ 1,487.1   $ 1,312.6   $  654.0
                                                              ---------   ---------   --------
                                                              ---------   ---------   --------

    All amounts have been restated under the pooling of interests method of accounting to include the financial results of Agouron Pharmaceuticals, Inc. acquired on May 17, 1999.

                See notes to consolidated financial statements.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS:
    Cash and cash equivalents...............................  $ 1,633.6   $   945.8
    Short-term investments..................................      309.6        42.2
    Accounts receivable, less allowances of $39.4 in 1999
      and $30.6 in 1998.....................................    1,722.5     1,475.9
    Other receivables.......................................      258.7       205.6
    Inventories.............................................      979.2       992.8
    Prepaid expenses and other current assets...............      786.5       586.6
                                                              ---------   ---------
                Total current assets........................    5,690.1     4,248.9
    Investments and other assets............................      793.4       718.9
    Property, plant and equipment, net......................    3,341.9     2,821.9
    Intangible assets.......................................    1,616.1     1,730.4
                                                              ---------   ---------
                                                              $11,441.5   $ 9,520.1
                                                              ---------   ---------
                                                              ---------   ---------

LIABILITIES AND SHAREHOLDERS' EQUITY:
    Short-term debt.........................................  $   297.1   $   264.2
    Accounts payable, trade.................................    1,881.5     1,518.2
    Accrued compensation....................................      236.1       233.3
    Other current liabilities...............................      990.1       980.1
    Federal, state and foreign income taxes.................      283.7       248.2
                                                              ---------   ---------
                Total current liabilities...................    3,688.5     3,244.0
    Long-term debt..........................................    1,249.5     1,266.7
    Deferred income taxes and other noncurrent
      liabilities...........................................    1,405.2     1,129.1
    Shareholders' equity:
        Preferred stock -- none issued......................         --          --
        Common stock issued:
            1999 and 1998 -- 961,981,608 shares.............      962.0       962.0
        Capital in excess of par value......................      897.2       520.6
        Retained earnings...................................    5,098.1     4,038.5
        Accumulated other comprehensive income..............     (645.4)     (399.3)
        Treasury stock, at cost:
            1999 -- 99,934,571 shares; 1998 -- 112,073,966
              shares........................................   (1,213.6)   (1,241.5)
                                                              ---------   ---------
                Total shareholders' equity..................    5,098.3     3,880.3
                                                              ---------   ---------
                                                              $11,441.5   $ 9,520.1
                                                              ---------   ---------
                                                              ---------   ---------

    All amounts have been restated under the pooling of interests method of accounting to include the financial results of Agouron Pharmaceuticals, Inc. acquired on May 17, 1999.

                See notes to consolidated financial statements.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                    (DOLLARS IN MILLIONS)
Operating Activities:
    Net income..............................................  $ 1,733.2   $ 1,273.2   $   862.4
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization.......................      362.8       308.4       281.9
        Deferred income taxes...............................     (207.5)     (164.5)      (65.1)
        Changes in assets and liabilities, net of effects
          from acquisitions/dispositions of businesses:
            Receivables.....................................     (378.1)     (331.4)     (169.8)
            Inventories.....................................      (38.2)     (158.6)     (167.4)
            Accounts payable and accrued liabilities........      737.0       749.1       705.1
        Other, net..........................................      227.8       277.3       129.5
                                                              ---------   ---------   ---------
                Net cash provided by operating activities...    2,437.0     1,953.5     1,576.6
                                                              ---------   ---------   ---------
Investing Activities:
    Purchases of investments................................     (637.0)     (105.6)     (145.2)
    Proceeds from maturities/sales of investments...........      421.7       218.1       245.6
    Capital expenditures....................................     (931.9)     (753.2)     (512.5)
    Acquisitions of businesses..............................         --          --      (228.4)
    Proceeds from dispositions of businesses................         --       125.0          --
    Other, net..............................................      (87.1)       66.0       (16.8)
                                                              ---------   ---------   ---------
                Net cash used by investing activities.......   (1,234.3)     (449.7)     (657.3)
                                                              ---------   ---------   ---------
Financing Activities:
    Proceeds from borrowings................................      516.2       871.3     1,577.5
    Principal payments on borrowings........................     (497.7)   (1,562.3)   (1,622.7)
    Purchases of treasury stock.............................      (42.1)     (265.2)     (135.2)
    Cash dividends paid.....................................     (671.8)     (524.6)     (413.1)
    Proceeds from stock option exercises....................      195.3       117.1        84.3
                                                              ---------   ---------   ---------
                Net cash used by financing activities.......     (500.1)   (1,363.7)     (509.2)
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (14.8)       19.7       (31.7)
                                                              ---------   ---------   ---------

Net increase in cash and cash equivalents...................      687.8       159.8       378.4
Cash and cash equivalents at beginning of year..............      945.8       786.0       407.6
                                                              ---------   ---------   ---------

Cash and cash equivalents at end of year....................  $ 1,633.6   $   945.8   $   786.0
                                                              ---------   ---------   ---------
                                                              ---------   ---------   ---------

    All amounts have been restated under the pooling of interests method of accounting to include the financial results of Agouron Pharmaceuticals, Inc. acquired on May 17, 1999.

                See notes to consolidated financial statements.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES:

    Basis of consolidation -- The consolidated financial statements include the accounts of Warner-Lambert Company and all controlled, majority-owned subsidiaries ('Warner-Lambert' or the 'Company'). Investments in companies in which Warner-Lambert's interest is between 20 percent and 50 percent are accounted for using the equity method.

    Reclassification -- Certain prior year amounts have been reclassified to conform with current year presentation.

    Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts. Actual amounts could differ from those estimates.

    Revenue recognition -- Sales are recorded as product is shipped and title passes to customers. Provisions for discounts, returns and other allowances are recorded in the same period the related sales are recognized.

    Cash equivalents -- Cash equivalents include non-equity short-term investments with original maturity dates of 90 days or less.

    Inventories -- Inventories are valued at the lower of cost or market. Cost is determined principally on the basis of first-in, first-out or standards that approximate average cost.

    Property, plant and equipment -- Property, plant and equipment are recorded at cost. The cost of maintenance, repairs, minor renewals and betterments and minor equipment items is charged to income; the cost of major renewals and betterments is capitalized. Depreciation is calculated generally on the straight-line method over the estimated useful lives of the various classes of assets.

    Intangible assets -- Intangible assets are recorded at cost and are amortized on the straight-line method over appropriate periods not exceeding 40 years. The Company continually reviews goodwill and other intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future operating cash flows are lower than the carrying value.

    Advertising costs -- Advertising costs are expensed as incurred and amounted to $1,056.1 in 1999, $927.5 in 1998, and $840.1 in 1997.

    Newly issued accounting standards -- In June 1999, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 137, 'Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133.' This pronouncement deferred the effective date of SFAS No. 133 to the first quarter of 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial position, liquidity, cash flows or results of operations.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 -- NET INCOME PER COMMON SHARE:

    The earnings per share (EPS) computations are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
                                                             (SHARES IN THOUSANDS)
Basic EPS computation:
    Net income.........................................  $1,733.2   $1,273.2   $  862.4
    Average common shares outstanding..................   854,894    847,733    841,112
                                                         --------   --------   --------
                                                         $   2.03   $   1.50   $   1.03
                                                         --------   --------   --------
                                                         --------   --------   --------
Diluted EPS computation:
    Net income.........................................  $1,733.2   $1,273.2   $  862.4
    Average common shares outstanding..................   854,894    847,733    841,112
    Impact of potential future stock option exercises,
      net of shares repurchased........................    29,749     31,226     26,974
                                                         --------   --------   --------
    Average common shares outstanding -- assuming
      dilution.........................................   884,643    878,959    868,086
                                                         --------   --------   --------
                                                         $   1.96   $   1.45   $    .99
                                                         --------   --------   --------
                                                         --------   --------   --------

    The diluted EPS computation includes the potential impact on the average number of common shares outstanding if all common stock options issued are exercised. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period.

NOTE 3 -- INTEREST INCOME AND INTEREST EXPENSE:

    Interest income and interest expense are included in Other expense, net. Interest income totaled $126.5, $56.6 and $46.9 and interest expense totaled $140.3, $114.3 and $167.5 in 1999, 1998 and 1997, respectively. Total interest paid was $141.0, $103.9 and $152.3 and interest costs of $27.1, $19.2 and $8.3 have been capitalized and included in Property, plant and equipment for those respective periods.

NOTE 4 -- RESTRUCTURING AND PLANT CLOSURES:

    In 1993 and 1991, the Company recorded, as a separate income statement component, restructuring charges of $525.2 and $544.0, respectively. The total of $1,069.2 was recorded for worldwide rationalization of manufacturing and distribution facilities and for organizational restructuring and related workforce reductions of about 5,500 positions. As of December 31, 1999, all aspects of these rationalization programs were complete and all reserves were fully utilized. In total, approximately 4,900 positions were eliminated and 26 plants were closed.

    In 1998, the Company committed to a plan to close three foreign manufacturing facilities. The planned closures are due to a consolidation of certain product manufacturing resources in Europe. The costs of the three closings consist of $47.0 for severance and related expenses, $35.0 for asset write-offs and $11.0 for other costs. The provisions for these costs are reflected in Other expense, net for the year ended December 31, 1998. The charges were funded by operations and do not have a material impact on liquidity. As of December 31, 1999, the severance and other amounts that have not been expended of $13.5 and $3.0 are reflected in Other current liabilities and Deferred income taxes and other noncurrent liabilities, respectively. The $35.0 in asset write-offs has been reflected as a reduction of Property, plant and equipment. Cost savings associated with these closures, which is expected to be realized in 2000, are estimated to be approximately $28.0 annually. As of December 31, 1999, manufacturing operations at all

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

three plants have ceased. Management plans to sell the plants in 2000. Proceeds from the sales are not expected to be material.

NOTE 5 -- ACQUISITIONS AND DIVESTITURES:

    In May 1999, Warner-Lambert acquired Agouron Pharmaceuticals, Inc. ('Agouron'), an integrated pharmaceutical company committed to the discovery and development of innovative therapeutic products for treatment of cancer, AIDS and other serious diseases. Warner-Lambert exchanged 28.8 million shares of its common stock for all of the common stock of Agouron. Each outstanding share of Agouron common stock was exchanged for .8934 shares of Warner-Lambert common stock. In addition, Agouron's employee stock options outstanding were converted at the same rate and resulted in options to purchase 7.5 million shares of Warner-Lambert common stock.

    The transaction was accounted for as a pooling of interests under Accounting Principles Board Opinion ('APB') No. 16 and qualified as a tax-free exchange. Accordingly, all consolidated financial statements presented have been restated to include combined results of operations, financial position and cash flows of Agouron as though it had always been a part of Warner-Lambert. Dividends per common share are equal to Warner-Lambert's historical dividends per common share since Agouron has never declared or paid cash dividends on its common stock.

    Prior to the merger, Agouron's fiscal year ended on June 30. As a result, Agouron's financial statements have been restated to conform with Warner-Lambert's December 31 year end. No adjustments were necessary to conform Agouron's accounting policies; however, certain reclassifications were made to the Agouron financial statements to conform to Warner-Lambert's presentation.

    The results of operations for the separate companies and the combined amounts for the most recent quarter prior to the merger and the prior years presented in the consolidated financial statements are shown below:

                                                 THREE MONTHS
                                                    ENDED        YEAR ENDED DECEMBER 31,
                                                  MARCH 31,     --------------------------
                                                     1999           1998          1997
                                                   --------      ---------      --------
Net Sales:
    Warner-Lambert.............................    $2,860.0      $10,213.7      $8,179.8
    Agouron....................................       146.0          530.1         228.3
                                                   --------      ---------      --------
Combined.......................................    $3,006.0      $10,743.8      $8,408.1
                                                   --------      ---------      --------
                                                   --------      ---------      --------
Net Income:
    Warner-Lambert.............................    $  381.1      $ 1,254.0      $  869.5
    Agouron....................................          .9           19.2          (7.1)
                                                   --------      ---------      --------
Combined.......................................    $  382.0      $ 1,273.2      $  862.4
                                                   --------      ---------      --------
                                                   --------      ---------      --------

    On December 31, 1998, Warner-Lambert and certain of its affiliates and Glaxo Wellcome plc and certain of its affiliates ('Glaxo Wellcome') entered into transactions in various countries whereby Glaxo Wellcome transferred to Warner-Lambert rights to over-the-counter ('OTC') ZANTAC products in the U.S. and Canada, and Warner-Lambert principally transferred to Glaxo Wellcome its rights to OTC ZANTAC products in all other markets and its rights to OTC ZOVIRAX, OTC BECONASE and future Glaxo Wellcome prescription to OTC switch products in all markets. These OTC products had been marketed through joint ventures between Warner-Lambert and Glaxo Wellcome that were formed to develop, seek approval of and market OTC versions of Glaxo Wellcome prescription drugs. These joint ventures were accounted for as equity method investments. For financial reporting purposes, the December 31, 1998 transactions, which ended the joint venture relationships

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

between Warner-Lambert and Glaxo Wellcome, were accounted for as a nonmonetary exchange of similar assets with no gain or loss recognized.

    On May 21, 1997, Warner-Lambert purchased the remaining 66 percent of the Jouveinal group it did not already own. Consideration for this acquisition, including estimated acquisition costs, net of cash acquired and proceeds from the sale of certain acquired assets, was approximately $117.0. In January 1993, Warner-Lambert initially acquired a 34 percent interest in Jouveinal, a privately held French pharmaceutical group. Prior to the acquisition of the remaining interest, Jouveinal was accounted for as an equity method investment. In addition, the Company acquired two Irish manufacturing facilities from Hickson Pharmachem Limited and Plaistow Limited, respectively, during the second quarter of 1997 for approximately $118.0. The consideration for these three acquisitions was primarily charged to intangible assets and is being amortized over periods of 40 years for goodwill and five to 20 years for trademarks and other intangibles. The transactions were financed with a long-term credit facility.

    All completed acquisitions, except the rights exchange with Glaxo Wellcome and the merger with Agouron, have been accounted for under the purchase method. The excess of purchase price over the estimated fair values of net tangible and identifiable intangible assets acquired has been treated as goodwill. Net assets and results of operations of all acquisitions have been included in the consolidated financial statements since the effective acquisition dates. The completed acquisitions did not have a material pro forma impact on consolidated earnings.

    In the first quarter of 1998, the Company sold its Rochester, Michigan, pharmaceutical manufacturing plant as well as certain minor prescription products for approximately $125.0. The resulting pretax gain of $66.6 was offset by costs related to the Company's plans to close certain foreign manufacturing facilities. The results of these transactions are recorded in Other expense, net for the year ended December 31, 1998.

NOTE 6 -- MERGER EVENTS:

    On November 3, 1999, Warner-Lambert, AHP and a wholly-owned subsidiary of AHP entered into a definitive merger agreement. Subsequent to the announcement of the agreement, Pfizer made an unsolicited, conditional all stock offer for all of the outstanding common stock of Warner-Lambert.

    On January 13, 2000, Warner-Lambert's Board of Directors authorized the Company's management to enter into discussions with Pfizer to explore a possible business combination.

    On February 6, 2000, the merger agreement between Warner-Lambert and AHP was terminated, and the stock option agreements issued in connection with that transaction were rescinded by Warner-Lambert and AHP without consideration. In connection with the termination of the AHP merger agreement, and in accordance with the terms thereof, Warner-Lambert paid AHP a termination fee of $1.8 billion, which will be reflected in the Company's results in the first quarter of 2000.

    On February 6, 2000, Warner-Lambert, Pfizer and a wholly-owned subsidiary of Pfizer entered into a definitive merger agreement. Under the terms of the proposed transaction, which has been approved by the Board of Directors of both Warner-Lambert and Pfizer, each share of Warner-Lambert common stock will be exchanged for 2.75 shares of Pfizer common stock. The transaction is contingent upon qualifying as a tax-free reorganization and being accounted for under the pooling of interests method of accounting. The transaction is scheduled to close during 2000, subject to antitrust clearance, approval by both companies' shareholders and other customary conditions.

NOTE 7 -- INTERNATIONAL OPERATIONS:

    In translating foreign currency financial statements, local currencies of foreign subsidiaries and branches have generally been determined to be the functional currencies, except for those in

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

hyperinflationary economies, principally in Latin America. Net aggregate exchange losses (gains) resulting from foreign currency transactions and translation adjustments related to subsidiaries operating in highly inflationary countries amounted to $8.6, $13.6 and $(18.2) in 1999, 1998 and 1997, respectively.

NOTE 8 -- INVENTORIES:

                                                       DECEMBER 31,
                                                      ---------------
                                                       1999     1998
                                                      ------   ------
Raw materials.......................................  $128.9   $165.1
Finishing supplies..................................    42.1     48.8
Work in process.....................................   266.8    308.4
Finished goods......................................   541.4    470.5
                                                      ------   ------
                                                      $979.2   $992.8
                                                      ------   ------
                                                      ------   ------

NOTE 9 -- PROPERTY, PLANT AND EQUIPMENT:

                                                     DECEMBER 31,
                                                 ---------------------
                                                   1999        1998
                                                 ---------   ---------
Land...........................................  $    49.7   $    45.7
Buildings......................................    1,561.6     1,387.0
Machinery, furniture and fixtures..............    3,542.8     3,109.0
                                                 ---------   ---------
                                                   5,154.1     4,541.7
Less accumulated depreciation..................   (1,812.2)   (1,719.8)
                                                 ---------   ---------
                                                 $ 3,341.9   $ 2,821.9
                                                 ---------   ---------
                                                 ---------   ---------

    Depreciation expense totaled $299.5, $248.0 and $224.8 in 1999, 1998 and 1997, respectively. Depreciation expense is charged to various income statement line items based upon the functions utilizing the assets.

NOTE 10 -- INTANGIBLE ASSETS:

                                                      DECEMBER 31,
                                                   -------------------
                                                     1999       1998
                                                   --------   --------
Goodwill.........................................  $1,234.5   $1,299.0
Trademarks and other intangibles.................     655.7      666.4
                                                   --------   --------
                                                    1,890.2    1,965.4
Less accumulated amortization....................    (274.1)    (235.0)
                                                   --------   --------
                                                   $1,616.1   $1,730.4
                                                   --------   --------
                                                   --------   --------

    Amortization expense, which is reflected primarily in Other expense, net, totaled $63.3, $60.4 and $57.1 in 1999, 1998 and 1997, respectively.

    At December 31, 1999 and 1998, goodwill is being amortized primarily over 40 years and trademarks and other intangibles are being amortized over a weighted average of approximately 33 years.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 11 -- DEBT:

    The components of Short-term debt were as follows:

                                                       DECEMBER 31,
                                                      ---------------
                                                       1999     1998
                                                      ------   ------
Notes payable.......................................  $275.0   $245.9
Current portion of long-term debt...................    22.1     18.3
                                                      ------   ------
                                                      $297.1   $264.2
                                                      ------   ------
                                                      ------   ------

    The weighted-average interest rate for notes payable outstanding at December 31, 1999 and 1998 was 5.7 percent and 6.9 percent, respectively. The Company has lines-of-credit arrangements with numerous banks with interest rates generally equal to the best prevailing rate. At December 31, 1999, worldwide unused lines of credit amounted to $830.0.

    The components of Long-term debt were as follows:

                                                      DECEMBER 31,
                                                   -------------------
                                                     1999       1998
                                                   --------   --------
Commercial paper.................................  $  408.1   $  383.4
Variable-rate master note........................     100.0      100.0
6 5/8% notes due 2002............................     199.8      199.8
5 3/4% notes due 2003............................     250.0      250.0
6% notes due 2008................................     249.5      249.5
7.6% industrial revenue bonds due 2014...........        --       24.5
Other............................................      42.1       59.5
                                                   --------   --------
                                                   $1,249.5   $1,266.7
                                                   --------   --------
                                                   --------   --------

    At December 31, 1999, all commercial paper and the master note have been classified as long-term debt due to the Company's intent and ability to refinance on a long-term basis. These instruments are supported by lines of credit. At December 31, 1999, the weighted-average interest rate was 5.8 percent for commercial paper outstanding. The interest rate on the master note at December 31, 1999 was 6.3 percent.

    The aggregate annual maturities of long-term debt at December 31, 1999, payable in each of the years 2000 through 2003, excluding short-term borrowings reclassified to long-term, are $19.7, $208.3, $257.5 and $1.2, respectively.

NOTE 12 -- FINANCIAL INSTRUMENTS:

    The estimated fair values of financial instruments were as follows:

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                     1999                    1998
                                             ---------------------   ---------------------
                                             CARRYING      FAIR      CARRYING      FAIR
                                              AMOUNT       VALUE      AMOUNT       VALUE
                                              ------       -----      ------       -----
Investment securities......................  $   149.3   $   149.1   $   165.6   $   165.2
Long-term debt.............................   (1,249.5)   (1,222.1)   (1,266.7)   (1,294.7)
Foreign exchange contracts.................        (.2)      (16.3)         .3        (8.5)

(  ) = Liability

    Investment securities and Long-term debt were valued at quoted market prices for similar instruments. The fair values of the remaining financial instruments in the preceding table are based on dealer quotes and reflect the estimated amounts that the Company would pay or receive to terminate

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

the contracts. The carrying values of all other financial instruments in the Consolidated Balance Sheets approximate fair values.

    The investment securities were reported in the following balance sheet categories:

                                                       DECEMBER 31,
                                                      ---------------
                                                       1999     1998
                                                      ------   ------
Cash and cash equivalents...........................  $ 48.2   $ 40.3
Short-term investments..............................    35.5     32.3
Investments and other assets........................    65.6     93.0
                                                      ------   ------
                                                      $149.3   $165.6
                                                      ------   ------
                                                      ------   ------

    The investment securities portfolio was primarily comprised of negotiable certificates of deposit, U.S. and Puerto Rico government securities and guaranteed collateralized mortgage obligations as of year-end 1999 and 1998. These securities are classified as 'held-to-maturity.'

    As of December 31, 1999 and 1998, the long-term investments of $65.6 and $93.0 include a $4.1 interest-bearing, mortgage-backed security maturing beyond 10 years and 'available-for-sale' equity securities with a fair value of $54.1 and $24.3, respectively.

    Financial instruments that potentially subject the Company to concentrations of credit risk are trade receivables and interest-bearing investments. The Company sells a broad range of products in the pharmaceutical, consumer health care and confectionery businesses worldwide. The Company's products are distributed to wholesalers and directly or indirectly to pharmacies, chain food stores, mass merchandisers, smaller independent retailers, hospitals, government agencies, health maintenance organizations and other managed care entities. Due to the large number and diversity of the Company's customer base, concentrations of credit risk with respect to trade receivables are limited. The Company does not normally require collateral. One customer balance accounted for approximately 12% of total trade receivables at December 31, 1999. No customer balances accounted for greater than 10% of total trade receivables at December 31, 1998. The Company's interest-bearing investments are high-quality liquid instruments, such as certificates of deposit issued by major banks, or securities issued or guaranteed by the U.S. or other governments. The Company limits the amount of credit exposure to any one issuer.

    The Company does not hold or issue financial instruments for trading purposes nor is it a party to leveraged derivatives. The Company uses derivatives, particularly interest rate swaps and forward or purchased option foreign exchange contracts, that are relatively straightforward and involve little complexity as hedge instruments to manage interest rate and foreign currency risks.

    The Company's foreign exchange risk management objectives are to stabilize cash flows and reported income from the effect of foreign currency fluctuations and reduce the overall foreign exchange exposure to insignificant levels. Extensive international business activities result in a variety of foreign currency exposures including foreign currency denominated assets and liabilities, firm commitments, anticipated intercompany sales and purchases of goods and services, intercompany lending, net investments in foreign subsidiaries and anticipated net income of foreign affiliates. The Company continually monitors its exposures and enters into foreign exchange contracts for periods of up to two years to hedge such exposures.

    At December 31, 1999 and 1998, the Company had forward or purchased option foreign exchange contracts with contractual amounts of $595.2 and $552.0, respectively. These contracts principally exchange Japanese yen, Canadian dollars, South African rands, Thailand baht and Australian dollars for U.S. dollars; U.S. dollars for euros and British pounds in 1999; Japanese yen, Australian dollars and Portuguese escudos for U.S. dollars; Canadian dollars for U.S. dollars and Irish punts; Australian dollars for Irish punts; and U.S. dollars for German marks in 1998.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The Company's interest rate risk management objectives are to manage the interest cost of debt by using a mix of long-term fixed rate and short-term variable rate instruments and entering into certain interest rate swap agreements. Interest rate swap agreements were not material during 1999 or 1998.

    The counterparties to the Company's derivatives consist of major international financial institutions. Because of the number of these institutions and their high credit ratings, management believes derivatives do not present significant credit risk to the Company.

    Gains and losses related to derivatives designated as effective hedges of firm commitments are deferred and recognized in income as part of, and concurrent with, the underlying hedged transaction. Other derivative instruments primarily relate to hedging foreign currency denominated assets and liabilities and anticipated net income of foreign subsidiaries. Hedges of anticipated net income are marked to market on a current basis with gains and losses recognized in Other expense, net. Cash flows associated with derivative financial instruments are classified as operating in the Consolidated Statements of Cash Flows.

NOTE 13 -- LEASES:

    The Company rents various facilities and equipment. Rental expense amounted to $137.5, $119.0 and $96.4 in 1999, 1998 and 1997, respectively.

    The future minimum rental commitments under noncancelable capital and operating leases at December 31, 1999 are summarized below:

                                                             CAPITAL   OPERATING
                                                             -------   ---------
2000.......................................................   $ 2.1     $ 99.7
2001.......................................................     2.0       78.6
2002.......................................................     1.5       51.6
2003.......................................................     1.2       28.8
2004.......................................................     1.2       23.8
Remaining years............................................     5.8      149.7
                                                              -----     ------
    Total minimum lease payments...........................    13.8      432.3
    Less minimum sublease income...........................      --      (28.7)
                                                              -----     ------
    Net minimum lease payments.............................    13.8     $403.6
                                                              -----     ------
                                                                        ------
    Less amount representing interest......................    (3.5)
                                                              -----
    Present value of minimum lease payments................   $10.3
                                                              -----
                                                              -----

    Property, plant and equipment included capitalized leases of $126.7, less accumulated depreciation of $9.9, at December 31, 1999 and $71.8, less accumulated depreciation of $7.8, at December 31, 1998. Long-term debt included capitalized lease obligations of $12.8 and $8.9 at those respective dates.

NOTE 14 -- PENSIONS AND OTHER POSTRETIREMENT BENEFITS:

    The Company has various pension plans covering substantially all of its employees in the U.S. and certain foreign subsidiaries.

    The Company provides other postretirement benefits, primarily health insurance, to qualifying retirees and their dependents. These plans are currently noncontributory for domestic employees who retired prior to January 1, 1992. Effective January 1, 1998, the Company expanded the health insurance program by offering contributory benefits to all domestic employees who have retired after December 31, 1991 and their dependents, and future retirees meeting minimum age and service requirements. This amendment increased the accumulated postretirement benefit obligation by $88.8 million as of

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

December 31, 1997. This amount is being amortized to expense over the average remaining employee service period of six years to reach eligibility at age 55.

    The following tables present the benefit obligation and funded status of the plans:

                                                        PENSION          POSTRETIREMENT
                                                  -------------------   -----------------
                                                    1999       1998      1999      1998
                                                    ----       ----      ----      ----
Change in Benefit Obligation:
    Benefit obligation at beginning of year.....  $2,593.5   $2,276.6   $ 283.7   $ 273.1
    Service cost................................      71.5       60.0       6.6       6.2
    Interest cost...............................     167.9      160.1      19.6      19.9
    Plan participants' contributions............       3.0        2.4        .3        .2
    Amendments..................................       2.1       11.6        --      (3.5)
    Actuarial (gain) loss.......................     (48.4)     221.7      (6.2)     10.5
    Benefits paid...............................    (155.4)    (138.9)    (27.0)    (22.7)
                                                  --------   --------   -------   -------
        Benefit obligation at end of year.......  $2,634.2   $2,593.5   $ 277.0   $ 283.7
                                                  --------   --------   -------   -------
                                                  --------   --------   -------   -------

Change in Plan Assets:
    Fair value of plan assets at beginning of
      year......................................  $2,423.8   $2,276.6   $    --   $    --
    Actual return on plan assets................     305.5      230.1        --        --
    Company contributions.......................      67.3       53.6      26.7      22.5
    Plan participants' contributions............       3.0        2.4        .3        .2
    Benefits paid...............................    (155.4)    (138.9)    (27.0)    (22.7)
                                                  --------   --------   -------   -------
        Fair value of plan assets at end of
          year..................................  $2,644.2   $2,423.8   $    --   $    --
                                                  --------   --------   -------   -------
                                                  --------   --------   -------   -------

Funded status...................................  $   10.0   $ (169.7)  $(277.0)  $(283.7)
Unrecognized actuarial loss.....................      32.8      197.3      45.0      59.8
Unrecognized prior service cost.................      34.7       40.9      63.2      78.1
Unrecognized net transition obligation..........      (1.5)      (1.9)       --        --
                                                  --------   --------   -------   -------
    Net amount recognized.......................  $   76.0   $   66.6   $(168.8)  $(145.8)
                                                  --------   --------   -------   -------
                                                  --------   --------   -------   -------

Amounts recognized in the Consolidated
  Balance Sheets consist of:
    Prepaid benefit cost........................  $  219.1   $  197.7   $    --   $    --
    Accrued benefit liability...................    (161.1)    (154.7)   (168.8)   (145.8)
    Intangible asset............................       3.5        1.8        --        --
    Accumulated other comprehensive income......      14.5       21.8        --        --
                                                  --------   --------   -------   -------
    Net amount recognized.......................  $   76.0   $   66.6   $(168.8)  $(145.8)
                                                  --------   --------   -------   -------
                                                  --------   --------   -------   -------

    Foreign pension plan assets at fair value included in the preceding table were $779.1 in 1999 and $757.5 in 1998. The foreign pension plan projected benefit obligation was $840.9 in 1999 and $784.0 in 1998.

    The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $218.9, $172.4 and $34.5, respectively as of December 31, 1999, and $197.5, $161.1 and $26.1, respectively as of December 31, 1998.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table presents the annual cost related to the plans:

                                                         PENSION                POSTRETIREMENT
                                               ---------------------------   ---------------------
                                                            YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1999      1998      1997     1999    1998    1997
                                               -------   -------   -------   -----   -----   -----

Components of Net Pension and Postretirement
  Costs:
    Service cost.............................  $  71.5   $  60.0   $  53.5   $ 6.6   $ 6.2   $  .4
    Interest cost............................    167.9     160.1     156.0    19.6    19.9    14.0
    Expected return on plan assets...........   (200.6)   (187.3)   (175.5)     --      --      --
    Amortization of prior service cost and
      net transition obligation..............      8.0       7.5       7.2    20.7    14.7      .6
    Recognized actuarial loss................     13.7       3.6       4.0     2.8     2.6     2.5
    Curtailment and special benefit charge...       --       5.3        --      --      --      --
                                               -------   -------   -------   -----   -----   -----
        Net pension and post-retirement
          costs..............................  $  60.5   $  49.2   $  45.2   $49.7   $43.4   $17.5
                                               -------   -------   -------   -----   -----   -----
                                               -------   -------   -------   -----   -----   -----

    The sale of the Rochester plant, as discussed in Note 5, resulted in a curtailment and special benefit charge of $5.3 in 1998. Included in amortization of prior service cost and net transition obligation for 1999 is $5.8 representing the transition charge for a Canadian postretirement plan.

    The assumptions for the U.S. pension and postretirement plans included an expected increase in salary levels of 4.25 percent for the year ended December 31, 1999 and 4.0 percent for each of the years ended December 31, 1998 and 1997. The weighted-average discount rate was 8.0, 7.25 and 7.75 percent for 1999, 1998 and 1997, respectively. The expected long-term rate of return on U.S. pension plan assets was 10.5 percent for each of the years ended December 31, 1999, 1998 and 1997. Assumptions for foreign pension plans did not vary significantly from the U.S. plans.

    Net pension expense attributable to foreign plans included in the preceding table was $20.2, $15.0 and $14.8 in 1999, 1998 and 1997, respectively.

    Separate assumed health care cost trend rates have been used in the valuation of domestic postretirement health insurance benefits. The foreign postretirement benefit obligation is not material. Accordingly, the following disclosures consider domestic postretirement plans only.

                                                                  HEALTH CARE TREND RATES:
                                                        ---------------------------------------------
                                                            1999            1998            1997
                                                        -------------   -------------   -------------
Employees retiring before January 1, 1992
    Under age 65 (1)..................................      8.6%            9.2%            9.8%
    Age 65 and over (2)...............................      5.5%            5.9%            6.3%

Employees retiring after December 31, 1991 (3)........   6.3% - 8.0%     6.7% - 8.8%     7.0% - 9.5%

---------

(1) Rate declines to 5.5% in 2005

(2) Rate remains at 5.5% for all years after 1999

(3) Rate declines to 5.0% in 2004

    A one percentage point increase in health care cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by $14.4 and the net periodic postretirement benefit cost by $1.9. A one percentage point decrease in the health care cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by $14.3 and the net periodic postretirement benefit cost for 1999 by $1.9.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Other postretirement benefits for foreign plans expensed under the cash method in 1999, 1998 and 1997 were not material.

NOTE 15 -- INCOME TAXES:

    The components of Income before income taxes were:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
U.S. and Puerto Rico...................................  $1,011.5   $  951.6   $  515.9
Foreign................................................   1,429.7      839.4      672.9
                                                         --------   --------   --------
                                                         $2,441.2   $1,791.0   $1,188.8
                                                         --------   --------   --------
                                                         --------   --------   --------

    The Provision for income taxes consisted of:

                                                             YEARS ENDED DECEMBER 31,
                                                            --------------------------
                                                             1999      1998      1997
                                                            -------   -------   ------
Current:
    Federal...............................................  $ 472.1   $ 342.4   $132.9
    Foreign...............................................    409.2     290.6    219.5
    State and Puerto Rico.................................     34.2      49.3     39.1
                                                            -------   -------   ------
                                                              915.5     682.3    391.5
                                                            -------   -------   ------
Deferred:
    Federal...............................................  $(134.5)  $(100.5)  $(58.5)
    Foreign...............................................    (37.0)    (60.8)    (1.9)
    State and Puerto Rico.................................    (36.0)     (3.2)    (4.7)
                                                            -------   -------   ------
                                                             (207.5)   (164.5)   (65.1)
                                                            -------   -------   ------
Provision for income taxes................................  $ 708.0   $ 517.8   $326.4
                                                            -------   -------   ------
                                                            -------   -------   ------

    The tax effects of significant temporary differences, which comprise the deferred tax assets and liabilities, were as follows:

                                                                  DECEMBER 31,
                                                 ----------------------------------------------
                                                          1999                    1998
                                                 ----------------------   ---------------------
                                                  ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                 --------   -----------   -------   -----------
Restructuring reserves.........................  $     --     $   --       $ 30.3     $   --
Compensation/benefits..........................     137.6         --        118.0         --
Postretirement/postemployment obligations......      75.8         --         69.6         --
Inventory......................................     153.4       14.2        125.3       13.1
Tax loss and other carryforwards...............     162.4         --        101.3         --
Research tax credit and other carryforwards....     127.6         --         57.9         --
Pensions.......................................      13.7       84.0         13.2       65.9
Property, plant and equipment..................      25.4      179.4         33.9      211.4
Intangibles....................................      48.5       90.5         52.4       93.3
Foreign tax credit carryforwards...............      89.1         --           --         --
Other..........................................     231.4       95.0        249.6       84.9
                                                 --------     ------      -------     ------
                                                  1,064.9      463.1        851.5      468.6
Valuation allowance............................     (45.2)        --        (34.4)        --
                                                 --------     ------      -------     ------
                                                 $1,019.7     $463.1       $817.1     $468.6
                                                 --------     ------      -------     ------
                                                 --------     ------      -------     ------

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The Company has research tax credit carryforwards of $115.3 as of December 31, 1999. The carryforwards expire in 2000 through 2019. The foreign tax credit carryforwards of $89.1 expire in 2004.

    A valuation allowance on deferred tax assets is provided if it is more likely than not that some portion or all of the deferred asset will not be realized. The 1999 increase in the valuation allowance was primarily due to the increase in tax loss carryforwards of foreign affiliates in certain jurisdictions that have limited carryforward periods.

    At December 31, 1999, for income tax purposes, Agouron had approximately $224.4 of net operating loss carryforwards. Due to the acquisition of Agouron, there will be limitations on the amount of those net operating losses that can be utilized in any given year against certain future taxable income. The carryforwards expire in 2000 through 2018. In addition, there are tax loss carryforwards of $113.3 in foreign jurisdictions, which have various expiration dates.

    Income taxes of $279.2 and $288.1 were paid during 1999 and 1998, respectively. Prepaid expenses and other current assets included deferred income taxes of $462.1 and $337.1 at December 31, 1999 and 1998, respectively.

    The earnings of Warner-Lambert's operations in Puerto Rico are subject to tax pursuant to a grant, effective through December 31, 2012. The grant provides for certain tax relief if certain conditions are met. The Company continued to be in compliance with these conditions at December 31, 1999.

    Earnings of foreign subsidiaries considered to be reinvested for an indefinite period at December 31, 1999 were approximately $2.5 billion. No additional U.S. income taxes or foreign withholding taxes have been provided on these earnings. It would be impractical to compute the estimated deferred tax liability on these earnings.

    The Provision for income taxes in 1997 was reduced by 1.4 percentage points due to the favorable tax impact of the liquidation of a foreign affiliate. Also, in 1997 Agouron reduced its valuation allowance by $42.5, caused by changes to future income projections and tax planning strategies.

    As of December 31, 1999, Warner-Lambert's U.S. federal income tax returns through 1992 have been examined and settled with the Internal Revenue Service. Agouron's U.S. federal income tax returns are open from 1986 to the present.

    The Company's effective income tax rate differed from the U.S. statutory tax rate as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
U.S. statutory tax rate.....................................  35.0%  35.0%  35.0%
Benefit from U.S. possession tax credit.....................  (1.5)  (1.8)  (3.5)
Foreign income subject to increased (reduced) tax rates
  including taxes on repatriation...........................  (4.4)  (3.7)   1.0
U.S. research tax credit, net...............................  (1.1)  (1.4)  (1.3)
State and local taxes, net..................................    .2    1.1     .8
Valuation allowance.........................................    .4     .3   (3.5)
Other items, net............................................    .4    (.6)  (1.0)
                                                              ----   ----   ----
Effective tax rate..........................................  29.0%  28.9%  27.5%
                                                              ----   ----   ----
                                                              ----   ----   ----

NOTE 16 -- SHAREHOLDERS' EQUITY:

    The authorized preferred stock of Warner-Lambert is 5 million shares with a par value of $1.00 per share, of which there are no shares issued.

    Par value of common stock issued was $962.0, $962.0 and $320.7 at December 31, 1999, 1998 and 1997, respectively.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    On April 28, 1998 the stockholders approved an increase in the number of authorized shares of common stock from 500 million to 1.2 billion to effectuate a three-for-one stock split effective May 8, 1998. Par value remained at $1.00 per share.

    Changes in certain components of shareholders' equity are summarized as follows:


                                                           TREASURY STOCK
                                            CAPITAL IN  ------------------------
                                             EXCESS OF   SHARES (IN                  RETAINED
                                             PAR VALUE   THOUSANDS)      COST        EARNINGS
                                             ---------   ---------     ---------    ---------
Balance at December 31, 1996.                  $119.9       (49,456)   $(1,065.5)  $3,436.2
Adjustment for pooling of interests........     213.2         8,076        125.2     (210.9)
                                              -------      --------    ---------   --------
Adjusted balance at December 31, 1996......     333.1       (41,380)      (940.3)   3,225.3
Shares repurchased, at cost................        --        (1,436)      (135.2)        --
Employee benefit plans, net of tax.........     159.9         3,072         45.7       (7.7)
Issuance of stock for acquisition of Alanex
  by Agouron...............................      37.9           430          6.7       (5.6)
Net income.................................        --            --           --      862.4
Cash dividends paid........................        --            --           --     (413.1)
                                              -------      --------    ---------   --------
Balance at December 31, 1997...............     530.9       (39,314)    (1,023.1)   3,661.3
Three-for-one stock split..................    (274.2)      (78,629)          --     (367.1)
Shares repurchased, at cost................        --        (4,050)      (265.2)        --
Employee benefit plans, net of tax.........     263.9         9,919         46.8       (4.3)
Net income.................................        --            --           --    1,273.2
Cash dividends paid........................        --            --           --     (524.6)
                                              -------      --------    ---------   --------
Balance at December 31, 1998...............     520.6      (112,074)    (1,241.5)   4,038.5
Shares repurchased, at cost................        --          (592)       (42.1)        --
Employee benefit plans, net of tax.........     376.6        12,731         70.0       (1.8)
Net income.................................        --            --           --    1,733.2
Cash dividends paid........................        --            --           --     (671.8)
                                              -------      --------    ---------   --------
Balance at December 31, 1999...............   $ 897.2       (99,935)   $(1,213.6)  $5,098.1
                                              -------      --------    ---------   --------
                                              -------      --------    ---------   --------

    Pursuant to the Company's Stockholder Rights Plan, as amended March 25, 1997, a right is attached to each outstanding share of common stock. In the event that any person or group acquires 15 percent or more of the outstanding common shares, or acquires the Company in a merger or other business combination, each right (other than those held by the 'Acquiring Person') will entitle its holder to purchase, for a specified purchase price, stock of the Company or the Acquiring Person having a market value of twice such purchase price. The rights expire on March 25, 2007 and can be redeemed for $.003 per right by the Board of Directors prior to the time the rights become exercisable.

    Tax benefits credited to Capital in excess of par value for employee stock options exercised were $242.1, $165.2 and $64.8 for the years ended
December 31, 1999, 1998 and 1997, respectively.

    Total comprehensive income includes net income and other comprehensive income, which consists of foreign currency translation adjustments, unrealized net gains (losses) on investments and minimum pension liability adjustments. The components of other comprehensive income were as follows:

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   FOREIGN        OTHER        ACCUMULATED
                                                  CURRENCY        ITEMS,          OTHER
                                                 TRANSLATION      NET OF      COMPREHENSIVE
                                                 ADJUSTMENTS       TAX           INCOME
                                                 -----------   ------------   -------------
Balance at December 31, 1996...................    $(236.2)       $  5.9         $(230.3)
Current period change..........................     (193.8)        (14.6)         (208.4)
                                                   -------        ------         -------
Balance at December 31, 1997...................     (430.0)         (8.7)         (438.7)
Current period change..........................       57.7         (18.3)           39.4
                                                   -------        ------         -------
Balance at December 31, 1998...................     (372.3)        (27.0)         (399.3)
Current period change..........................     (280.9)         34.8          (246.1)
                                                   -------        ------         -------
Balance at December 31, 1999...................    $(653.2)       $  7.8         $(645.4)
                                                   -------        ------         -------
                                                   -------        ------         -------

NOTE 17 -- STOCK OPTIONS AND AWARDS:

    Warner-Lambert has stock awards outstanding at December 31, 1999 granted under various stock plans. Future grants may be issued under the 1996 Stock Plan, which became effective January 1, 1997. The 1996 Stock Plan provides for the granting of stock awards to employees in the form of options to purchase shares of common stock at a price equal to fair market value on the date of the grant, restricted stock and performance awards. Options generally become exercisable in installments of 25 percent per year on each of the first through the fourth anniversaries of the grant date and have a maximum term of 10 years. Restricted stock granted to employees is delivered upon the expiration of restricted periods established at the time of grant. Performance awards, which are also subject to restricted periods, provide for the recipient to receive payment in shares, cash or any combination thereof equivalent to the award being granted. The 1996 Stock Plan provides that in the event of a change in control of Warner-Lambert, the ability to exercise stock options is accelerated.

    The aggregate number of shares of common stock that may be awarded under the 1996 Stock Plan in any year is not more than 1.65 percent of the issued shares on January 1 of the year of the grant. In any year in which stock awards are granted for less than the maximum permissible number of shares, the balance of unused shares will be added to the number of shares permitted to be granted during the following year. No stock awards may be made under the 1996 Stock Plan after April 23, 2007.

    The Company applies APB Opinion No. 25, 'Accounting for Stock Issued to Employees,' and related Interpretations in accounting for its stock awards. Accordingly, no compensation cost has been recognized for stock options. Compensation expense is recorded over the vesting period for restricted stock and performance awards. Expenses of $5.7, $17.0 and $13.3 for restricted stock and performance awards were charged to income in 1999, 1998 and 1997, respectively. Had compensation cost been recorded as an alternative provided by FASB Statement No. 123, 'Accounting for Stock-Based Compensation,' for options granted in 1999, 1998 and 1997, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                                             1999       1998      1997
                                                           --------   --------   ------
Net income:
    As reported..........................................  $1,733.2   $1,273.2   $862.4
    Pro forma............................................   1,642.8    1,203.6    816.5
Basic earnings per share:
    As reported..........................................  $   2.03   $   1.50   $ 1.03
    Pro forma............................................      1.92       1.42      .97
Diluted earnings per share:
    As reported..........................................  $   1.96   $   1.45   $  .99
    Pro forma............................................      1.86       1.37      .94

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    These amounts are for disclosure purposes only and may not be representative of future calculations, since the estimated fair value of stock options would be amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:

                                                            1999     1998     1997
                                                           ------   ------   ------
Dividend yield...........................................   1.90%    2.37%    2.81%
Expected volatility......................................  26.85%   24.21%   20.59%
Risk-free interest rate..................................   4.53%    5.55%    6.21%
Expected life (years)....................................   5.75     5.90     5.90

    Transactions involving stock options are summarized as follows:

                                                                 NUMBER        WEIGHTED-
                                                                   OF          AVERAGE
                                                                 SHARES        EXERCISE
                                                               IN THOUSANDS      PRICE
                                                               ------------    --------
Stock options outstanding, December 31, 1996................      69,418        $13.37
    Granted                                                       16,704         30.36
    Exercised...............................................      (8,787)         9.59
    Forfeited...............................................      (1,510)        20.72
                                                                 -------        ------
Stock options outstanding, December 31, 1997................      75,825         17.37
    Granted.................................................       9,696         46.43
    Exercised...............................................      (9,716)        12.05
    Forfeited...............................................      (1,364)        27.31
                                                                 -------        ------
Stock options outstanding, December 31, 1998................      74,441         21.67
    Granted.................................................       9,529         68.80
    Exercised...............................................     (12,490)        15.64
    Forfeited...............................................        (980)        41.07
                                                                 -------        ------
Stock options outstanding, December 31, 1999................      70,500         28.84
                                                                 -------        ------
                                                                 -------
Weighted-average fair value of stock options:
    Granted during 1997.....................................                      8.84
    Granted during 1998.....................................                     12.94
    Granted during 1999.....................................                     19.69
Shares available for annual stock award grants at:
    December 31, 1997.......................................      17,212
    December 31, 1998.......................................      25,366
    December 31, 1999.......................................      32,345

    The following table summarizes outstanding and exercisable stock options as of December 31, 1999:

         STOCK OPTIONS OUTSTANDING                  STOCK OPTIONS EXERCISABLE
-------------------------------------------   --------------------------------------
                                WEIGHTED-
                                 AVERAGE      WEIGHTED-                    WEIGHTED-
  RANGE OF        NUMBER        REMAINING      AVERAGE        NUMBER        AVERAGE
  EXERCISE     OUTSTANDING     CONTRACTUAL    EXERCISE     EXERCISABLE     EXERCISE
   PRICES      IN THOUSANDS    LIFE (YEARS)     PRICE      IN THOUSANDS      PRICE
------------   ------------    ------------   ---------    ------------    ---------
$  .33-22.00      35,261           4.4         $13.80         33,462        $13.50
 23.00-45.00      18,086           7.2          29.30         10,309         28.80
 46.00-68.00      16,395           8.6          58.80          3,027         52.00
 69.00-93.00         758           9.4          71.10             14         75.20
------------      ------           ---         ------         ------        ------
   .33-93.00      70,500           6.2          28.84         46,812         19.40
                  ------                                      ------
                  ------                                      ------

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

NOTE 18 -- CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:

    Various claims, suits and complaints, such as those involving government regulations, patents and trademarks and product liability, arise in the ordinary course of Warner-Lambert's business. In the opinion of management, all such pending matters are without merit or are of such kind, or involve such amounts, as would not have a material adverse effect on the Company's consolidated financial position, liquidity, cash flows or results of operations for any year.

    The Company is involved in various environmental matters including actions initiated by the Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act (i.e., CERCLA or Superfund and similar legislation), various state environmental organizations and other parties. The Company is presently engaged in environmental remediation at certain sites, including sites previously owned.

    The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's share. Generally, that occurs no later than when feasibility studies and related cost assessments of remedial techniques are completed, and the extent to which other potentially responsible parties ('PRPs') can be expected to contribute is determined. For most sites, there are other PRPs that may be jointly and severally liable to pay all cleanup costs. As of December 31, 1999 and 1998, the accrual for environmental liabilities was approximately $28 and $34 covering 53 and 50 sites, respectively. Outside consultants are generally used to assess the costs of remediation. Accruals are established based on current technology and are not discounted. While it is reasonably possible that additional costs may be incurred beyond the amounts accrued as a result of new information, those costs, if any, cannot be estimated currently.

    Some portion of the liabilities associated with the Company's environmental actions may be covered by insurance. The Company is currently in litigation with respect to the scope and extent of liability coverage from certain insurance companies; however, recoveries will not be recorded as income until there is assurance that recoveries are forthcoming.

    In management's opinion, the liabilities for all environmental matters mentioned above that are probable and reasonably estimable are adequately accrued. Although it is not possible to predict with certainty the outcome of these matters or the ultimate costs of remediation, management believes it is unlikely that their ultimate disposition will have a material adverse effect on the Company's consolidated financial position, liquidity, cash flows or results of operations for any year.

NOTE 19 -- SEGMENT INFORMATION:

    Reportable segments are comprised as follows: Pharmaceutical -- consisting of ethical pharmaceuticals, biologicals and empty hard-gelatin capsules; Consumer Health Care -- consisting of OTC, shaving and pet care products; Confectionery -- consisting of chewing gums, breath mints and cough tablets.

    The Company's pharmaceutical products are promoted primarily to health care professionals and are sold either directly or through wholesalers. Consumer Health Care products are promoted principally through consumer advertising and promotional programs. They are sold principally to drug wholesalers, pharmacies, food stores, mass merchandisers, physician supply houses and hospitals. Confectionery products are promoted primarily through consumer advertising and in-store promotions and are sold directly to food stores, pharmacies and mass merchandisers, which in turn sell to consumers.

    With the significant growth of the cholesterol-lowering agent LIPITOR, the pharmaceutical segment has become the Company's largest segment. Warner-Lambert has co-promoted LIPITOR, which achieved worldwide sales of $3.7 billion, in most markets with Pfizer since its launch in 1997. The agreements with Pfizer cover many countries and consist of three broad categories: markets in which Warner-Lambert and Pfizer co-promote LIPITOR under a single brand name, markets in which the two

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

companies co-market the product under separate brand names in competition with each other and markets in which Pfizer has exclusive rights. Pfizer does not have rights to the product in France and Japan. The co-promotion agreement applies in most major markets, including the U.S., Canada, Germany and the U.K. Under the agreement, the parties generally share certain product expenses and sales force efforts. Pfizer is compensated on a sliding percentage-of-sales basis depending on achieving certain sales objectives. The agreements generally run, on a country-by-country basis, for 10 years from the date of product launch in each respective country.

    During 1999, total sales to one pharmaceutical and health care products wholesaler accounted for 12 percent of the Company's consolidated net sales. The majority of sales to this customer were in the pharmaceutical segment. In 1998 and 1997, no individual customer accounted for more than 10 percent of consolidated net sales.

    The accounting policies of the segments are the same as those described in the 'Significant Accounting Policies.' Segments are determined based on product categories. The Company evaluates performance based on profit or loss before income taxes.

REPORTABLE SEGMENT DATA

                                                    NET SALES              INCOME BEFORE TAXES
                                            --------------------------   ------------------------
                                             1999      1998      1997     1999     1998     1997
                                            -------   -------   ------   ------   ------   ------
Pharmaceutical............................  $ 7,982   $ 6,134   $3,848   $2,059   $1,495   $  781
Consumer Health Care......................    2,996     2,722    2,691      548      510      549
Confectionery.............................    1,951     1,888    1,869      182      159      185
                                            -------   -------   ------   ------   ------   ------
    Total Segments........................   12,929    10,744    8,408    2,789    2,164    1,515
Corporate (1).............................       --        --       --     (348)    (373)    (326)
                                            -------   -------   ------   ------   ------   ------
Consolidated Total........................  $12,929   $10,744   $8,408   $2,441   $1,791   $1,189
                                            -------   -------   ------   ------   ------   ------
                                            -------   -------   ------   ------   ------   ------

                                                             DEPRECIATION/
                                  SEGMENT ASSETS (2)          AMORTIZATION      CAPITAL EXPENDITURES
                               -------------------------   ------------------   ---------------------
                                1999      1998     1997    1999   1998   1997   1999    1998    1997
                               -------   ------   ------   ----   ----   ----   -----   -----   -----
Pharmaceutical...............  $ 4,009   $3,418   $2,788   $160   $139   $120   $651    $523    $269
Consumer Health Care.........    2,442    2,471    2,384     95     85     83    116      90     108
Confectionery................      966      960      908     61     49     51     88      78      80
                               -------   ------   ------   ----   ----   ----   ----    ----    ----
Total Segments...............    7,417    6,849    6,080    316    273    254    855     691     457
Corporate (3)................    4,025    2,671    2,272     47     35     28     77      62      56
                               -------   ------   ------   ----   ----   ----   ----    ----    ----
Consolidated Total...........  $11,442   $9,520   $8,352   $363   $308   $282   $932    $753    $513
                               -------   ------   ------   ----   ----   ----   ----    ----    ----
                               -------   ------   ------   ----   ----   ----   ----    ----    ----

---------

(1) Corporate expense includes general corporate income and expense, corporate investment income and interest expense. Corporate expense in 1998 includes a pretax gain on the sale of the Company's Rochester, Michigan, manufacturing plant and certain minor prescription products of $67 which was offset by costs related to the Company's plans to close certain foreign manufacturing facilities.

(2) Segment assets consist of Accounts receivable, Inventories, Property, plant and equipment, Intangible assets and certain investments.

(3) Corporate assets include Cash and cash equivalents, investments and other unallocated assets.

                    WARNER-LAMBERT COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

GEOGRAPHIC DATA

                                                             1999      1998      1997
                                                             ----      ----      ----
Net Sales: (a)
    United States.........................................  $ 7,862   $ 6,304   $4,416
    Foreign...............................................    5,067     4,440    3,992
                                                            -------   -------   ------
        Total.............................................  $12,929   $10,744   $8,408
                                                            -------   -------   ------
                                                            -------   -------   ------
Long-Lived Assets:
    United States.........................................  $ 1,794   $ 1,562   $1,433
    Ireland...............................................      589       311      125
    Germany...............................................      235       248      205
    All other foreign.....................................      724       701      692
                                                            -------   -------   ------
        Total.............................................  $ 3,342   $ 2,822   $2,455
                                                            -------   -------   ------
                                                            -------   -------   ------

---------
 (a) Net sales are attributed to countries based on location of customer. No single foreign country was material to consolidated Net sales.

                              REPORT BY MANAGEMENT

    Management of Warner-Lambert Company has prepared the accompanying consolidated financial statements and related information in conformity with generally accepted accounting principles and is responsible for the information and representations in such financial statements, including estimates and judgments required for their preparation. PricewaterhouseCoopers LLP, independent accountants, has audited the consolidated financial statements and their report appears herein.

    In order to meet its responsibilities, management maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that financial records properly reflect all transactions. The internal control system is augmented by an ongoing internal audit program, an organizational structure that provides for appropriate division of responsibility and communication programs that explain the Company's policies and standards.

    The Audit Committee of the Board of Directors, composed entirely of nonemployee directors, meets periodically with the independent accountants, management and internal auditors to review auditing, internal accounting controls and other financial reporting matters. Both the independent accountants and internal auditors have full access to the Audit Committee.

    Management also recognizes its responsibility for fostering a strong ethical climate so that the Company's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's Creed, which summarizes Warner-Lambert's commitment to its customers, colleagues, shareholders, suppliers and society, and the creation of a corporate compliance program, which is a formal system designed to oversee compliance with applicable laws, regulations, policies and procedures on a worldwide basis.

Lodewijk J.R. de Vink                          Ernest J. Larini
Chairman, President and                        Chief Financial Officer and
Chief Executive Officer                        Executive Vice President, Administration

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
WARNER-LAMBERT COMPANY

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Warner-Lambert Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                 PRICEWATERHOUSECOOPERS LLP

400 Campus Drive
Florham Park, New Jersey
January 24, 2000, except for Note 6,
  as to which the date is February 7, 2000

QUARTERLY FINANCIAL INFORMATION:

                                                                          1999 QUARTERS
                                                        -------------------------------------------------
                                                          FIRST        SECOND       THIRD        FOURTH
                                                        ----------   ----------   ----------   ----------
                                                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                                           (UNAUDITED)
    Net sales.........................................   $3,006.0     $3,150.7     $3,237.6     $3,534.6
    Gross profit......................................    2,253.6      2,427.5      2,470.4      2,735.5
    Net income........................................      382.0        446.9        417.0        487.3
    Net income per common share:
        Basic.........................................        .45          .52          .49          .57
        Diluted.......................................        .43          .51          .47          .55

                                                                      1998 QUARTERS
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        --------   --------   --------   --------
    Net sales.........................................  $2,330.9   $2,682.7   $2,694.1   $3,036.1
    Gross profit......................................   1,677.3    1,975.8    1,990.8    2,239.7
    Net income........................................     292.9      329.1      302.5      348.7
    Net income per common share:
        Basic.........................................       .35        .39        .36        .41
        Diluted.......................................       .34        .37        .34        .40

MARKET PRICES OF COMMON STOCK AND DIVIDENDS:

                                                  1999 RANGE OF PRICES         1998 RANGE OF PRICES
                                               --------------------------   --------------------------
                                                                DIVIDENDS                    DIVIDENDS
                                               HIGH       LOW   PER SHARE   HIGH       LOW   PER SHARE
                                               ----       ---   ---------   ----       ---   ---------
    First quarter............................  $77        $63 1/2   $.20    $56 7/8    $39 3/8   $.16
    Second quarter...........................   72 5/8     61        .20     71 9/16    55        .16
    Third quarter............................   73 1/2     60 13/16  .20     85 15/16   64 3/4    .16
    Fourth quarter...........................   93 15/16   66 1/2    .20     82         60 1/8    .16

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to the directors and executive officers of Warner-Lambert as of March 1, 2000 is set forth below:



                                           POSITIONS AND             PRINCIPAL OCCUPATIONS
                                            OFFICES HELD                AND EMPLOYMENT
     NAME                            AGE   WITH REGISTRANT            DURING PAST 5 YEARS
     ----                            ----  ---------------         -------------------------
Robert N. Burt.                       62   Director               Director of the Company (since
                                                                    1995); Chairman of the Board and
                                                                    Chief Executive Officer of FMC
                                                                    Corporation (chemical and
                                                                    machinery manufacturing) (since
                                                                    1991); Director of FMC
                                                                    Corporation (since 1989); Director
                                                                    of Phelps Dodge Corporation, the
                                                                    Rehabilitation Institute of Chicago
                                                                    and Evanston Hospital Corp.;
                                                                    Director and member of the
                                                                    Executive Committee of Chemical
                                                                    Manufacturers Association;
                                                                    Chairman of the Business
                                                                    Roundtable and Vice Chairman of
                                                                    the Illinois Business Roundtable;
                                                                    Trustee and member of the
                                                                    Executive Committee of the
                                                                    Chicago Symphony Orchestra
Donald C. Clark...................   68    Director               Director of the Company (since
                                                                    1984); Retired Chairman of the
                                                                    Board (1984 - 1996) and Chief
                                                                    Executive Officer (1982 - 1994)
                                                                    of Household International, Inc.
                                                                    (financial services); Director of
                                                                    Armstrong World Industries, Inc.
                                                                    and PMI Group, Inc.; Life Trustee
                                                                    of Northwestern University;
                                                                    Chairman of the Board of Trustees
                                                                    of Clarkson University
John A. Georges...................   69    Director               Director of the Company (since
                                                                    1983); Retired Chairman of the
                                                                    Board and Chief Executive Officer
                                                                    of International Paper Company
                                                                    (packaging, paper and forest
                                                                    products) (1985 - 1996); Director
                                                                    of AK Steel Corporation and Ryder
                                                                    System, Inc.; Trustee of the
                                                                    Public Policy Institute of The
                                                                    Business Council of New York
                                                                    State; Graduate member of The
                                                                    Business Council and a member of
                                                                    the Trilateral Commission and the
                                                                    Board of the University of
                                                                    Illinois Foundation

                                                  (table continued on next page)

(table continued from previous page)

                                               POSITIONS AND            PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                 AND EMPLOYMENT
               NAME                  AGE      WITH REGISTRANT            DURING PAST 5 YEARS
               ----                  ---      ---------------            -------------------
William H. Gray III...............   58    Director               Director of the Company (since
                                                                    1991); President and Chief
                                                                    Executive Officer of the United
                                                                    Negro College Fund (since 1991);
                                                                    Senior Minister of the Bright
                                                                    Hope Baptist Church (since
                                                                    1963); Director of CBS
                                                                    Corporation, The Chase Manhattan
                                                                    Corporation, Electronic Data
                                                                    Systems Corporation, ezgov.com,
                                                                    Municipal Bond Investors
                                                                    Assurance Corporation, The
                                                                    Prudential Insurance Company of
                                                                    America, Rockwell International
                                                                    Corp. and Union Pacific
                                                                    Corporation
William R. Howell.................   64    Director               Director of the Company (since
                                                                    1983); Chairman Emeritus of J.C.
                                                                    Penney Company, Inc. (retailing)
                                                                    (since 1997); Chairman of the
                                                                    Board and Chief Executive
                                                                    Officer of J.C. Penney Company,
                                                                    Inc. (1983 - 1997); Director of
                                                                    Bankers Trust New York
                                                                    Corporation and Bankers Trust
                                                                    Company, Exxon Mobil
                                                                    Corporation, Halliburton Company
                                                                    and The Williams Companies, Inc.
                                                                    and Central & South West
                                                                    Corporation; Chairman of the
                                                                    Southern Methodist University's
                                                                    Board of Trustees; Member of The
                                                                    Business Council
LaSalle D. Leffall, Jr. M.D.......   69    Director               Director of the Company (since
                                                                    1988); Charles R. Drew Professor
                                                                    of Surgery, Howard University
                                                                    College of Medicine (since
                                                                    1992); Professorial Lecturer in
                                                                    Surgery, Georgetown University;
                                                                    Director of Celsion Corporation,
                                                                    Mutual of America, Chevy Chase
                                                                    Bank and the Charles A. Dana
                                                                    Foundation; Member of the
                                                                    National Urban League, the
                                                                    National Association for
                                                                    Advancement of Colored People,
                                                                    The Young Men's Christian
                                                                    Association, National Center on
                                                                    Addiction and Substance Abuse at
                                                                    Columbia University, the
                                                                    Trustees Council of the National
                                                                    Gallery of Art and the Cosmos
                                                                    Club; Consultant for the
                                                                    National Cancer Institute;
                                                                    Diplomat for the American Board
                                                                    of Surgery; Fellow for the
                                                                    American College of Surgeons

                                                  (table continued on next page)

(table continued from previous page)

                                               POSITIONS AND            PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                 AND EMPLOYMENT
               NAME                  AGE      WITH REGISTRANT            DURING PAST 5 YEARS
               ----                  ---      ---------------            -------------------
George A. Lorch...................   58    Director               Director of the Company (since
                                                                    1997); Chairman of the Board
                                                                    (since 1994) and Chief Executive
                                                                    Officer (since 1993) of
                                                                    Armstrong World Industries, Inc.
                                                                    (flooring, building and other
                                                                    specialty products); Director of
                                                                    Armstrong World Industries,
                                                                    Household International, Inc.
                                                                    and RR Donnelley & Sons Company;
                                                                    Member of the Pennsylvania
                                                                    Business Roundtable and the
                                                                    Policy Committee of The Business
                                                                    Roundtable
Alex J. Mandl.....................   56    Director               Director of the Company (since
                                                                    1995); Chairman of the Board and
                                                                    Chief Executive Officer of
                                                                    Teligent, Inc.
                                                                    (telecommunications) (since
                                                                    1996); President and Chief
                                                                    Operating Officer AT&T Corp.
                                                                    (1993 - 1996); Director of
                                                                    Teligent, Inc., Dell Computer
                                                                    Corporation, Forstmann Little &
                                                                    Co. and General Instrument
                                                                    Corp., Walter A. Haas School of
                                                                    Business at the University of
                                                                    California at Berkeley,
                                                                    Willamette University, Carnegie
                                                                    Hall, the Museum of Television
                                                                    and Radio and WETA Public
                                                                    Television and Radio
Michael I. Sovern.................   68    Director               Director of the Company (since
                                                                    1993); Chairman of the Board,
                                                                    Sotheby's Holdings Inc. (since
                                                                    2000); President Emeritus and
                                                                    Chancellor Kent Professor of
                                                                    Law, Columbia University (since
                                                                    1977); President, Shubert
                                                                    Foundation (since 1996);
                                                                    Director of AT&T Corp. and Sequa
                                                                    Corporation; Chairman of the
                                                                    Japan Society and the American
                                                                    Academy in Rome; Member of the
                                                                    board of the Shubert Foundation
                                                                    and Organization, the Asian
                                                                    Cultural Council, Channel
                                                                    Thirteen and the Henry J. Kaiser
                                                                    Family Foundation; Trustee of
                                                                    Freedom Forum Newseum, Inc.;
                                                                    Chairman of the Advisory
                                                                    Committee of Freedom Forum Media
                                                                    Studies Center

                                                  (table continued on next page)

(table continued from previous page)

                                               POSITIONS AND            PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                 AND EMPLOYMENT
               NAME                  AGE      WITH REGISTRANT            DURING PAST 5 YEARS
               ----                  ---      ---------------            -------------------
Lodewijk J. R. de Vink............   55    Chairman of the        Chairman of the Board and Chief
                                             Board, President       Executive Officer (since May
                                             and Chief Executive    1999); President (since August
                                             Officer; Director      1991); Chief Operating Officer
                                                                    August 1991 - May 1999);
                                                                    Director (since 1991); Director
                                                                    of Bell Atlantic Corporation,
                                                                    Pharmaceutical Research and
                                                                    Manufacturers of America and the
                                                                    United Negro College Fund;
                                                                    Member of the Supervisory Board
                                                                    of Royal Ahold N.V.; President
                                                                    of the International Federation
                                                                    of the Pharmaceutical
                                                                    Manufacturers Association;
                                                                    Director of the National Actors'
                                                                    Theater; Trustee of the National
                                                                    Foundation for Infectious
                                                                    Diseases; Member of the
                                                                    International Advisory Board of
                                                                    Nijenrode University
Ernest J. Larini..................   57    Chief Financial        Executive Vice President (since
                                           Officer and Executive  May 1999); Chief Financial Officer
                                             Vice President,        (since November 1992); Vice
                                             Administration         President (November 1992 - May
                                                                    1999)
Anthony H. Wild, Ph.D.............   51    Executive Vice         Executive Vice President (since
                                             President            May 1999); President,
                                                                    Pharmaceutical Sector (since May
                                                                    1996); Vice President (September
                                                                    1995 - May 1999); President,
                                                                    Parke-Davis, North America
                                                                    (February 1995 - May 1996)
Raymond M. Fino...................   57    Senior Vice            Senior Vice President, Human
                                           President, Human         Resources (since May 1999); Vice
                                             Resources              President, Human Resources
                                                                    (January 1985 - May 1999)
Philip M. Gross...................   58    Senior Vice            Senior Vice President, Strategic
                                           President, Strategic     Management Processes (since May
                                             Management             1999); Vice President, Strategic
                                             Processes              Management Processes (January
                                                                    1994 - May 1999)
Gregory L. Johnson................   53    Senior Vice President  Senior Vice President and General
                                             and General Counsel    Counsel (since May 1999); Vice
                                                                    President and General Counsel
                                                                    (October 1983 - May 1999)
Richard W. Keelty.................   58    Senior Vice            Senior Vice President, Public
                                           President, Public      Affairs (since May 1999); Vice
                                             Affairs                President, Public Affairs,
                                                                    (December 1995 - May 1999); Vice
                                                                    President, Public Relations
                                                                    (November 1990 - November 1995)

                                                  (table continued on next page)

(table continued from previous page)

                                               POSITIONS AND            PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                 AND EMPLOYMENT
               NAME                  AGE      WITH REGISTRANT            DURING PAST 5 YEARS
               ----                  ---      ---------------            -------------------
J. Frank Lazo.....................   52    Senior Vice President  Senior Vice President (since May
                                                                    1999); Vice President (April
                                                                    1990 - May 1999); President,
                                                                    Adams Sector (since December
                                                                    1994); President, Latin America,
                                                                    Asia, Australia, Middle East
                                                                    Africa Group (January
                                                                    1992 - December 1994)
S. Morgan Morton..................   60    Senior Vice President  Senior Vice President (since May
                                                                    1999); Vice President (January
                                                                    1994 - May 1999); President,
                                                                    Consumer Healthcare Sector
                                                                    (since August 1997); President
                                                                    Warner-Lambert Consumer
                                                                    Healthcare U.S.A. (June
                                                                    1996 - July 1997); President,
                                                                    Shaving Products Group
                                                                    (September 1993 - December 1995)
Peter B. Corr, Ph.D...............   51    Vice President         Vice President (since April 1999);
                                                                    President, Warner-Lambert/Parke-
                                                                    Davis Pharmaceutical Research
                                                                    and Development (since October
                                                                    1998); Senior Vice President,
                                                                    Discovery Research,
                                                                    Monsanto/Searle (January 1996 -
                                                                    September 1998); Vice President
                                                                    Discovery Research,
                                                                    Monsanto/Searle (January 1994 -
                                                                    December 1996)
John S. Craig.....................   48    Vice President         Vice President (since January
                                                                  1996); President, Adams USA (since
                                                                    July 1995)
Joseph E. Lynch...................   48    Vice President and     Vice President and Controller
                                             Controller           (since June 1995); Comptroller,
                                                                    American Home Products
                                                                    Corporation (March 1995 - June
                                                                    1995); Director, Corporate
                                                                    Accounting and Budgets, American
                                                                    Cyanamid Company (April
                                                                    1992 - March 1995)
Harold F. Oberkfell...............   53    Vice President         Vice President (since 1992); Vice
                                                                    President, Knowledge Management
                                                                    Officer (since September 1998);
                                                                    President Latin America/Asia
                                                                    Sector (February
                                                                    1995 - September 1998)
Maurice A. Renshaw................   53    Vice President         Vice President (since January
                                                                  1997); President Parke-Davis
                                                                    U.S.A. (since April 1998);
                                                                    President, Parke-Davis U.S. and
                                                                    Mexico (August 1996 - March
                                                                    1998) President, Warner-Lambert
                                                                    K.K., Japan (December
                                                                    1989 - August 1996)

                                                  (table continued on next page)

(table continued from previous page)

                                               POSITIONS AND            PRINCIPAL OCCUPATIONS
                                               OFFICES HELD                 AND EMPLOYMENT
               NAME                  AGE      WITH REGISTRANT            DURING PAST 5 YEARS
               ----                  ---      ---------------            -------------------
Barbara S. Thomas.................   50    Vice President         Vice President (since April 1998);
                                                                    President Consumer Healthcare
                                                                    USA and Canada (since January
                                                                    2000); President Consumer
                                                                    Healthcare USA (December 1997 -
                                                                    December 1999); President and
                                                                    Chief Executive Officer,
                                                                    Pillsbury Canada Ltd. (March
                                                                    1995 - November 1997)
John F. Walsh.....................   57    Vice President         Vice President (since May 1999);
                                                                    Executive Vice President
                                                                    (January 1991 - May 1999);
                                                                    President Shaving Products Group
                                                                    (since August 1997); President
                                                                    Consumer Healthcare Sector
                                                                    (December 1994 - July 1997);
                                                                    President, Consumer Products
                                                                    Sector (January 1992 - December
                                                                    1994)
Rae G. Paltiel....................   53    Secretary              Secretary (since February 1986)

    All of the above-mentioned officers, with the exception of Ms. Thomas, Mr. Craig, Mr. Lynch and Dr. Corr, have been employed by Warner-Lambert for the past five years.

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

    Dr. Corr has been employed by Warner-Lambert since October 1998. Prior to joining Warner-Lambert, Dr. Corr served as Senior Vice President, Discovery Research at Monsanto/Searle and during the period from January 1994 through December 1996 held the position of Vice President Discovery Research, Monsanto/Searle.

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

ITEM 11. EXECUTIVE COMPENSATION.

    All non-employee directors of Warner-Lambert receive an annual fee of $45,000 and a fee of $1,000 for attendance at each meeting of the Board or Committee of the Board of Directors, as well as for attendance at or participation in special meetings and other Board-related activities. Non-employee directors are also reimbursed for their expenses. In addition, each director who chairs a Committee receives an annual fee of $3,000. Directors may elect to defer receipt of their fees.

    The provisions of the Company stock plans relating to deferred compensation for directors permit non-employee directors to elect to defer their directors' annual fees and meeting attendance fees. Deferred amounts are credited to an account which accrues interest annually or to a Warner-Lambert Common Stock equivalent account which is credited as of the day the deferred fees would have been payable with stock credits equal to the number of shares of Common Stock that could have been purchased with the amount of such deferred fees. Directors may not make withdrawals from their deferred accounts until they are no longer members of the Board. The provisions relating to directors' deferred compensation provide that all amounts which participating directors had previously elected to defer are payable following a change in control of Warner-Lambert (as defined in the plan) in accordance with a distribution schedule the director elects.

    In order to further align the interests of the directors with the Company's stockholders, an amount equal to one-half of the retainer in effect on January 1 of each year, for a maximum period of ten years, is made available to non-employee directors for crediting to their Warner-Lambert Common Stock equivalent accounts.

    Pursuant to the Restricted Stock Plan for Directors of Warner-Lambert Company, each non-employee director of Warner-Lambert receives a grant of 12,000 shares of Common Stock, subject to certain restrictions. The director is not entitled to delivery of the share certificate, and the shares are subject to transfer restrictions for a period from the date of grant until the earliest to occur of certain specified events. If the director remains a member of the Board for the entire period during which the restrictions apply, the restrictions will lapse with respect to one-tenth of the shares for each full year of service as a director. In the event of a change in control of Warner-Lambert (as defined in the plan) the restrictions will lapse. Subject to the foregoing, the director has the rights and privileges of a stockholder, including the right to receive dividends and the right to vote the shares.

    Non-employee directors are also eligible to participate in Warner-Lambert's Group Life Insurance, Medical, Dental and Accidental Death and Dismemberment Plans.

    The following table provides a summary of cash and non-cash compensation for each of the last three completed fiscal years ended December 31, 1999, 1998 and 1997 with respect to Warner-Lambert's current and former Chief Executive Officer and the other four most highly compensated executive officers of the Company:

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM COMPENSATION
                                                                             ----------------------------------------------------
                                              ANNUAL COMPENSATION                    AWARDS                     PAYOUTS
                                     -------------------------------------   -----------------------   --------------------------
            (a)               (b)       (c)          (d)           (e)          (f)          (g)           (h)            (i)
            ---               ---       ---          ---           ---          ---          ---           ---            ---
                                                                  OTHER                   SECURITIES
                                                                 ANNUAL      RESTRICTED   UNDERLYING                   ALL OTHER
                                                                COMPENSA-      STOCK       OPTIONS/        LTIP        COMPENSA-
NAME AND PRINCIPAL POSITION   YEAR   SALARY ($)   BONUS ($)    TION (7)($)   AWARDS ($)    SARS (#)    PAYOUTS ($)    TION (9)($)
---------------------------   ----   ----------   ---------    -----------   ----------    --------    -----------    -----------
Lodewijk J.R. de Vink(1) ...  1999   $  891,433   $1,558,500     $62,816              0    188,700          0         $   256,691
 Chairman of the Board,       1998      773,333    1,106,000           0              0    198,900          0             225,840
 President and Chief          1997      714,000      926,300           0              0    370,500          0             111,362
 Executive Officer
Melvin R. Goodes(2) ........  1999      411,833    1,000,000           0              0    392,550          0           9,960,608
 Retired Chairman of the      1998    1,173,333    2,028,800      67,988              0    440,700          0          13,215,698
 Board and Chief Executive    1997    1,083,550    1,542,800      55,280              0    777,000          0           7,632,931
 Officer
Ernest J. Larini(3) ........  1999      500,633      549,800           0              0     77,000          0             135,363
 Chief Financial Officer and  1998      419,650      488,000           0              0     81,000          0             120,179
 Executive Vice President,    1997      386,400      413,700           0              0    175,500          0              61,623
 Administration
Anthony H. Wild(4) .........  1999      534,600      600,000           0              0    112,400          0              68,245
 Executive Vice President;    1998      480,083      545,000           0              0     93,000          0              53,844
 President, Pharmaceutical    1997      413,833      545,000           0              0    183,000          0              23,005
 Sector
J. Frank Lazo(5) ...........  1999      477,817      452,300           0              0     44,000          0             139,034
 Senior Vice President;       1998      453,967      374,000           0              0     67,800          0             140,407
 President, Adams             1997      436,133      268,500           0              0    150,000          0              75,278
Peter B. Corr(6) ...........  1999      491,667      410,600           0              0     57,300          0               9,282
 Vice President; President,   1998       98,958      350,000           0     $1,482,500(8)  75,000          0                   0
 Warner-Lambert/Parke-Davis   1997            0            0           0              0          0          0                   0
 Pharmaceutical Research and
 Development

---------

(1) Mr. de Vink was appointed Chairman of the Board, President and Chief Executive Officer, effective May 1, 1999, upon the retirement of Mr. Goodes. Mr. de Vink served as President and Chief Operating Officer from 1991 until May 1999.

(2) Mr. Goodes served as Chairman of the Board and Chief Executive Officer until May 1, 1999, when he retired from the Company.

(3) Mr. Larini served as Vice President and Chief Financial Officer until May 1999, when he was promoted to the position Chief Financial Officer and Executive Vice President, Administration.

(4) Dr. Wild was promoted to Executive Vice President, effective May 1, 1999.

(5) Mr. Lazo was promoted to Senior Vice President, effective May 1, 1999.

(6) Dr. Corr joined the Company in October 1998.

(7) Includes transportation services provided to Mr. de Vink in 1999 in the amount of $41,353 and to Mr. Goodes in 1998 and 1997 in amounts of $50,246 and $40,955.

(8) Dr. Corr received a restricted stock award upon joining the Company in 1998. His aggregate restricted stockholdings as of December 31, 1999, valued at the market price at year-end, were 20,000 shares with a value of $1,638,750. These shares will vest in equal installments in 2001, 2002 and 2003. Dividends on restricted shares are paid quarterly in conjunction with, and at the same rate as, dividends on the Company's Common Stock.

(9) All Other Compensation consists of the following: (i) annual Company contributions to the Savings and Stock Plan and the Excess Savings Plan for 1999, 1998, and 1997 as follows: Mr. de Vink $71,570, $58,132 and $29,993;
    Mr. Goodes $16,610, $337,584 and $173,679; Mr. Larini $38,169, $29,214 and
    $15,640; Dr. Wild $14,649, $12,356 and $9,454; Mr. Lazo $44,736, $49,026 and
    $25,753; and Dr. Corr $9,282; and (ii) the above-market interest on deferred annual bonuses for 1999, 1998 and 1997 as follows: Mr. de Vink; $185,121, $167,708 and $81,369; Mr. Goodes $420,998, $378,341 and $194,955; Mr. Larini
    $97,194, $90,965 and $45,983; Dr. Wild $53,596, $41,488 and $13,551; Mr.
    Lazo $94,298, $91,381 and $49,525; and Dr. Corr $0, $0 and $0. The annual bonus was payable for such years, but deferred at the election of the named executive officer. According to the terms of the Warner-Lambert Incentive Compensation Plan, deferred bonuses accrue interest that is automatically credited to the officer's account.

    The amounts stated for Mr. Goodes for 1999, 1998 and 1997 include payments of $9,523,000, $12,499,773 and $7,264,297 for cash awards that were based on the Company's stock price performance and granted in 1989, 1988 and 1987 respectively.
                              -------------------

         AGREEMENTS WITH THE FORMER AND CURRENT CHIEF EXECUTIVE OFFICER

    In 1985, Warner-Lambert entered into an employment agreement with Mr. Goodes. Effective May 1, 1999, pursuant to the terms of this agreement, Mr. Goodes retired from the Company. In April 1999, Warner-Lambert entered into a consulting agreement with Mr. Goodes. The consulting agreement provides for a term commencing on May 1, 1999 and ending on April 30, 2004. The consulting agreement provides for a minimum annual fee.

    In May 1999, Warner-Lambert entered into an employment agreement with Mr. de Vink, pursuant to which he serves as Chairman of the Board, President and Chief Executive Officer of Warner-Lambert. This agreement provides for a term commencing on May 1, 1999 and ends on the earlier of (1) March 1, 2010 or (2) the occurrence of certain events described in the agreement. Mr. de Vink's employment agreement provides for a minimum annual salary which may be increased but not decreased. Pursuant to the terms of the agreement, Mr. de Vink is also entitled to participate in Warner-Lambert's Incentive Compensation Plan as well as other compensation and benefit programs available to officers of Warner-Lambert at their respective levels.

                             OPTION/SAR GRANT TABLE

    The following table sets forth information concerning grants of stock options and stock appreciation rights ('SARs') during 1999 to the Company's current and former Chief Executive Officer and the other four most highly compensated executive officers.

                           OPTION/SAR GRANTS IN 1999

                                                                INDIVIDUAL GRANTS
                                     ------------------------------------------------------------------------
                (a)                       (b)             (c)            (d)          (e)            (f)
                                       NUMBER OF       % OF TOTAL
                                       SECURITIES     OPTIONS/SARS
                                       UNDERLYING      GRANTED TO    EXERCISE OR                 GRANT DATE
                                      OPTIONS/SARS    EMPLOYEES IN   BASE PRICE    EXPIRATION   PRESENT VALUE
               NAME                  GRANTED (#)(1)       1999         ($/SH)         DATE         ($)(2)
               ----                  --------------       ----         ------         ----         ------
Lodewijk J.R. de Vink..............      188,700         2.24%        $68.8437      1/25/09      $3,673,989
Melvin R. Goodes...................      392,550         4.66%         68.8437      1/25/09       7,642,949
Ernest J. Larini...................       77,000          .91%         68.8437      1/25/09       1,499,190
Anthony H. Wild....................      112,400         1.33%         68.8437      1/25/09       2,188,428
J. Frank Lazo......................       44,000          .52%         68.8437      1/25/09         856,680
Peter B. Corr......................       57,300          .68%         68.8437      1/25/09       1,115,631

---------

(1) Stock options entitle the holder to purchase shares of Common Stock at a price which is equal to the fair market value per share for such stock on the date the stock option was granted. Payment of this price is made in cash or, with the consent of the Compensation Committee, in whole or in part, in Common Stock or other consideration. Stock options generally become exercisable over a four-year period (beginning one year after grant) in four equal installments. No stock option may be exercised after the expiration of ten years from the date of grant. In the event of a change in control of Warner-Lambert (as defined in the stock option plans), (i) the ability to exercise stock options is accelerated, (ii) amounts payable upon exercise of stock appreciation rights will be determined by reference, among other things to the price pursuant to which the change in control was effected,
    (iii) amounts payable upon the exercise of stock appreciation rights will be in the form of cash and (iv) limited stock appreciation and conversion rights are provided to the grantees of stock options.

(2) Present value determinations were made using a Black-Scholes option pricing model based on the following assumptions: the holding period is based on a five-year average of all option holders' exercises; the risk-free rate of return is the interest rate on a zero coupon bond with a maturity equivalent to the holding period; the volatility is based on weekly stock prices for the holding period; and the dividend yield is based on the dividends paid on Warner-Lambert's Common Stock for the five-year period 1995-1999. The actual value an executive officer receives is dependent on future stock market conditions, and there can be no assurance that the amounts reflected in column
                                              (footnotes continued on next page)

(footnotes continued from previous page)
    (f) of the Option/SAR Grants Table will actually be realized. No gain to the executive officer is possible without an appreciation in the stock value which will benefit all stockholders commensurately.

                 OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

    The following table sets forth individual exercises of stock options and SARs during 1999 by the Company's current and former Chief Executive Officer and the other four most highly compensated executive officers and provides information related to stock option and SAR values:

                    AGGREGATED OPTION/SAR EXERCISES IN 1999
                         AND YEAR-END OPTION/SAR VALUES

          (a)                  (b)             (c)                   (d)                         (e)
                                                                                        VALUE OF UNEXERCISED
                                                            NUMBER OF SECURITIES            IN-THE-MONEY
                                                           UNDERLYING UNEXERCISED          OPTIONS/SARS AT
                                                              OPTIONS/SAR'S AT              YEAR-END ($)
                         SHARES ACQUIRED      VALUE             YEAR-END (#)            ($81.9375 PER SHARE)
         NAME            ON EXERCISE (#)   REALIZED($)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
         ----            ---------------   -----------    -------------------------   -------------------------
Lodewijk J.R. de                   0                 0           2,066,175/                 $135,834,434/
  Vink.................                                             611,625                    22,981,118
Melvin R. Goodes*......      679,000       $50,918,659           4,217,750/                 $235,755,670/
                                                                          0                             0
Ernest J. Larini.......            0                 0             845,548/                 $ 54,930,270/
                                                                    267,352                    10,376,360
Anthony H. Wild........            0                 0             354,598/                 $ 21,341,538/
                                                                    309,202                    10,959,938
J. Frank Lazo..........      100,000       $ 6,132,300           1,121,550/                 $ 76,450,126/
                                                                    216,350                     9,211,683
Peter B. Corr..........            0                 0                   0/                 $          0/
                                                                    132,300                     1,336,212

---------

*  Mr. Goodes' exercises occurred following his retirement from the Company.

                              RETIREMENT BENEFITS

    The following table sets forth the estimated aggregate annual benefits payable in the form of a straight life annuity by Warner-Lambert upon retirement at age 65 (exclusive of retirement benefits from Social Security) after a specified number of years of service, pursuant to the Warner-Lambert Company Retirement Plan (the 'Retirement Plan') and Warner-Lambert Supplemental Pension Income Plan (the 'Supplemental Plan'). In the event of early retirement, the following amounts will be reduced by the annual retirement credits that would otherwise have been earned to normal retirement and further reduced in accordance with the early retirement reduction factors then in effect under the Retirement Plan and, where applicable, the Supplemental Plan. The aggregate of amounts shown in columns (c) and (d) of the Summary Compensation Table approximate the amount of creditable earnings under the pension plans.

                               PENSION PLAN TABLE

                                                       YEARS OF SERVICE
                       ---------------------------------------------------------------------------------
    REMUNERATION          10          15          20          25          30          35          40
    ------------          --          --          --          --          --          --          --
$ 500,000............  $ 151,753   $ 208,233   $ 264,713   $ 265,193   $ 265,673   $ 270,587   $ 308,926
  750,000............    235,753     320,233     404,713     405,193     405,673     406,587     463,926
1,000,000............    319,753     432,233     544,713     545,193     545,673     546,153     618,926
1,250,000............    403,753     544,233     684,713     685,193     685,673     686,153     773,926
1,500,000............    487,753     656,233     824,713     825,193     825,673     826,153     928,926
1,750,000............    571,753     768,233     964,713     965,193     965,673     966,153   1,083,926
2,000,000............    655,753     880,233   1,104,713   1,105,193   1,105,673   1,106,153   1,238,926
2,250,000............    739,753     992,233   1,244,713   1,245,193   1,245,673   1,246,153   1,393,926
2,500,000............    823,753   1,104,233   1,384,713   1,385,193   1,385,673   1,386,153   1,548,926
2,750,000............    907,753   1,216,233   1,524,713   1,525,193   1,525,673   1,526,153   1,703,926
3,000,000............    991,753   1,328,233   1,664,713   1,665,193   1,665,673   1,666,153   1,858,926
3,250,000............  1,075,753   1,440,233   1,804,713   1,805,193   1,805,673   1,806,153   2,013,926
3,500,000............  1,159,753   1,552,233   1,944,713   1,945,193   1,945,673   1,946,153   2,168,926
3,750,000............  1,243,753   1,664,233   2,084,713   2,085,193   2,085,673   2,086,153   2,323,926
4,000,000............  1,327,753   1,776,233   2,224,713   2,225,193   2,225,673   2,226,153   2,478,926

    The Retirement Plan is a defined benefit, career average plan which is periodically updated in order to provide pension benefits which are more reflective of current creditable earnings. The most recent update was effective January 1, 1998. The Retirement Plan provides that annual creditable earnings are determined by an employee's January 1st base salary plus overtime and Warner-Lambert Incentive Compensation Plan awards. The Retirement Plan provides that, in the event of a change in control of Warner-Lambert (as defined in such plan), (i) the benefits of participants will be afforded certain additional protection for a limited period of time and (ii) if certain actions are taken with respect to the Retirement Plan, any surplus assets then held in the trust will inure to the benefit of participants and their beneficiaries. Credited years of service under the Retirement Plan, as of December 31, 1999, for each of the executive officers named in the Summary Compensation Table are: Lodewijk J.
R. de Vink -- 11.0 years; Melvin R. Goodes -- 32.8 years; Ernest J.
Larini -- 23.0 years; Anthony H. Wild -- 4.0 years; J. Frank Lazo 27.7 years; and Peter B. Corr 1.0 year.

    The Supplemental Plan was established to attract and retain employees in senior managerial positions by providing supplemental pension income in amounts reasonably related to their compensation and length of service with Warner-Lambert. Benefits under the Supplemental Plan are based upon average final compensation (the total amount of an employee's compensation for the three calendar years during which such employee's compensation was the highest of the five-year period of service ending with such employee's early or normal retirement date, divided by three). Compensation for this purpose is the sum of the employee's January 1st base salary plus compensation under the Warner-Lambert Incentive Compensation Plan. The benefit under the Supplemental Plan is reduced by the benefit payable under the Retirement Plan and certain other retirement benefits including Social Security. The Supplemental Plan also provides for payment to eligible employees of amounts they would have received under the Retirement Plan in the absence of certain limitations imposed by the Employee Retirement Income Security Act of 1974 and subsequent legislation, and provides for payment to eligible employees of amounts they would have received under the Retirement Plan if deferred incentive awards had been included in creditable earnings under such plan. The Supplemental Plan provides that, in the event of a change in control of Warner-Lambert (as defined in such plan),
(i) employees 55 years of age and older who meet certain salary level requirements and who would have become eligible to receive Supplemental Plan benefits upon retirement will receive such benefits upon retirement and
(ii) post-employment consulting requirements set forth in the Supplemental Plan would no longer be applicable. Credited years of service under the Supplemental Plan, as of December 31, 1999, for each of the executive officers named in the Summary Compensation Table are: Lodewijk J. R. de Vink -- 9.8 years; Melvin R. Goodes -- 19.0 years; Ernest J. Larini -- 11.8 years; Anthony H. Wild -- 4.8 years; J. Frank Lazo -- 7.7 years; and Peter B. Corr -- 1.2 years.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS AND OTHER MATTERS

    Warner-Lambert has severance policies which provide for payments of up to twenty-four months' salary depending upon several factors, including age and length of service, subject to modifications made by the Warner-Lambert Executive Severance Plan (the 'Executive Severance Plan').

    The Executive Severance Plan provides benefits in the event of a change in control of Warner-Lambert (as defined in such plan) to those employees, essentially officers, who are subject to the reporting requirements of
Section 16(a) of the Securities Exchange Act of 1934, as amended. A change in control is deemed to generally have occurred upon the acquisition of the voting power of 20% or more of Warner-Lambert's outstanding securities, shareholder approval of a merger, consolidation, sale or disposition of substantially all of Warner-Lambert's assets or a change in more than half of Warner-Lambert's Board of Directors. The Executive Severance Plan provides for severance benefits, which are payable only if a participant leaves the employ of Warner-Lambert for any reason other than termination for just cause (as defined in such plan) within three years after a change in control, of thirty-six months' salary and bonus and a pro-rata bonus for the year of termination, calculated through the date of termination. The executive must be provided with six months notice of such termination of employment. The executive will also be eligible to receive 36 months of welfare benefit continuation (including age credit), certain outplacement services, and will receive credit for 36 additional months of service under Warner-Lambert's pension plan and savings and stock plan. The Executive Severance Plan also provides special payments to participants to reimburse them for any federal excise tax or similar state or local tax that may be imposed on payments received following a change in control. Warner-Lambert has also established an Enhanced Severance Plan, which is similar to the Executive Severance Plan, for all United States non-hourly employees who are not eligible to participate in the Executive Severance Plan.

    In addition, in the event of a change in control of Warner-Lambert (as defined), the benefits in Warner-Lambert's Excess Savings Plan become fully vested.

    Pursuant to the terms of Warner-Lambert's equity compensation plans, upon a change in control (as defined in such plans), all unvested options to purchase Warner-Lambert stock become vested and exercisable and the restrictions with respect to restricted stock lapse.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    Warner-Lambert's executive compensation programs are designed to attract, retain and motivate the broad based executive talent required to achieve its business objectives and increase stockholder value. The Company's executive compensation programs are administered by the Compensation Committee of the Board of Directors (the 'Committee') which is comprised of the individuals listed below. The Committee members are outside directors of the Company with responsibility for all compensation matters for Warner-Lambert's executive officers. The Committee selected the outside compensation consultants who advise the Committee and Management on compensation matters.

GENERAL

    Total compensation for Warner-Lambert's executive officers consists of a base salary, annual cash bonus and long-term incentives, which include stock options and restricted stock. The annual bonus and long-term incentives introduce risk to the total executive compensation package. These compensation components are variable, may fluctuate significantly from year to year and are directly tied to Company and individual performance.

    To ensure that Management's interest in the Company is aligned with those of its stockholders, a significant portion of executive compensation is delivered through the equity component. Stock options are tied to the long-term performance of Warner-Lambert and are used to provide an incentive that focuses attention on managing the Company from an owner's perspective. Restricted stock grants are used selectively to build stock ownership and to promote a long-term focus by restricting the holder's ability to sell, transfer or assign the shares until the end of the specified vesting period when the restrictions lapse. The combination of stock options and restricted stock grants provides a level of risk and upside opportunity that encourages Management performance in the achievement of the Company's long-term goals and objectives. To further align Management's interests with Warner-

Lambert's stockholders, the Committee has established formal stock ownership goals for key members of Management with the intent that each individual invest a certain dollar amount in shares of Warner-Lambert Common Stock.

    The Committee annually reviews the competitiveness of the Company's executive compensation programs within the industries in which it competes -- Pharmaceutical, Consumer Health Care and Confectionery. The companies in this compensation peer group include the companies that are in the industry peer group index in the Five-Year Cumulative Total Shareholder Return graph. In addition, this compensation peer group also includes several leading consumer products companies that, together with the industry peer group, represent the broader marketplace for the Company's executive talent. The Committee's outside compensation consultants agree that the companies in the group are appropriate benchmarks for Warner-Lambert.

    Warner-Lambert targets a level of total compensation (base salary, annual bonus and stock awards) above the median total compensation of its comparator group for like jobs, adjusted for company size. Since stock awards represent a significant portion of the executives' total compensation, the overall compensation package provides both downside risk and upside opportunity that encourages the executives' performance in the achievement of the Company's long-term goals and objectives.

    The Committee continues to review executive compensation in light of Section 162(m) of the Internal Revenue Code ('Section 162(m)'), which establishes a limit on the deductibility of annual compensation for certain executive officers that exceeds $1,000,000. It is the general intention of the Committee to meet the requirements for deductibility under Section 162(m); however, the Committee reserves the right, where merited by changing business conditions or an executive's individual performance, to authorize compensation payments which may not be fully deductible by the Company. The Committee will re-examine this policy on an on-going basis.

EXECUTIVE OFFICERS' COMPENSATION

    In determining increases to executive officer compensation, the Committee considered Company performance, including both financial and nonfinancial indicators, individual performance, the business environment in which the Company operated and competitive compensation trends.

    Base salary increases were determined based upon individual performance, competitive compensation trends and a review of salaries for like jobs at the companies comprising Warner-Lambert's compensation peer group.

    With respect to annual cash bonuses, the maximum annual amount which may be set aside for payment is first derived from a formula approved by stockholders. This formula takes into account the Company's net profit for the year and the amount of capital employed by the Company. The annual cash bonus that is actually paid to an individual executive officer is then determined by reviewing the performance of the business unit which the executive officer manages, including sales, profit and return on assets managed, and the officer's performance and position level within the Company. As a result of such review of business and individual performance for the year 1999, total annual bonus awards to the Company's executive officers as a group increased over the prior year. A majority of each individual award was based on Company and business unit performance, with the remainder based on individual performance.

    The Committee has established annual stock option award guidelines for each position level within the Company. These guidelines provide for a range of options to be granted from zero shares up to a maximum number of shares. The Committee annually reviews competitive data from the compensation peer group and the estimated value of the Company's stock options to develop these guidelines. The actual stock option award granted to a Company executive is based upon the individual's overall job performance and specific contributions to Company performance for the prior year. While factors such as Company performance are considered in determining the number of stock options to be granted, the individual's current performance and contributions to Company performance are the primary determinants in these deliberations. In January, 1999, the terms and conditions of the Company's 1996 Stock Option Plan were amended to provide that option holders who retire from the Company may exercise all outstanding options the individual holds.

CEO COMPENSATION -- MR. MELVIN R. GOODES

    The following is a description of the Committee's decisions with regard to Mr. Goodes' 1999 compensation. Mr. Goodes retired from the Company on April 30, 1999. In 1999, while he was CEO, Mr. Goodes received a salary increase of approximately 8%, an annual cash bonus of $2,028,800 and an annual stock option grant of 392,550 shares, based on a review of his prior year job performance and his compensation relative to his peers at companies comparable to Warner-Lambert. The stock options have an exercise price equal to the fair market value on the date of grant and are exercisable for a ten-year term. Following his retirement, Mr. Goodes received a pro rata portion of his 1999 annual cash bonus equal to $1,000,000. In determining Mr. Goodes' bonus, the Committee considered several Company financial performance measures, as well as Mr. Goodes' individual performance during the period in 1999 while he served as CEO. The Committee did not attach specific weights or values to the various factors considered.

CEO COMPENSATION -- MR. LODEWIJK J.R. DE VINK

    The following is a description of the Committee's decisions with regard to Mr. de Vink's 1999 compensation as CEO.

    Mr. de Vink was elected CEO on May 1, 1999. As a result of his election, the Committee increased Mr. de Vink's salary by 10%, based on a review of his compensation relative to CEOs at companies comparable to Warner-Lambert. Mr. de Vink's employment agreement, provides for a minimum annual salary, which may be increased but not decreased. Effective March, 2000, the Committee increased Mr. de Vink's salary by 18%, thus establishing a new minimum annual salary under the terms of his employment agreement. In addition, in 2000, Mr. de Vink received an annual cash bonus of $1,558,500 and an annual stock option grant of 471,000 shares. The stock options have an exercise price equal to the fair market value on the date of grant and are exercisable for a ten-year term.

    In considering Mr. de Vink's base salary increase, annual bonus and stock option grant, each effective in 2000, the Committee considered several Company financial performance measures for 1999, as well as Mr. de Vink's individual performance during the year. In determining Mr. de Vink's compensation, the Committee did not attach specific weights or values to the various factors considered.

    The Committee considered the Company's sales, profits and earnings per share for 1999, which measures exceeded expectations. During 1999, the Company recorded four consecutive quarters of earnings growth in excess of 25% over prior year results. In addition, Warner-Lambert's share price rose 9% as of year-end 1999, resulting in a market capitalization of $70.6 billion. For 1999, the Company achieved a number 2 ranking in stock price appreciation, compared to that of its industry peer group; and for the five-year period ending 1999, the Company achieved a number 1 ranking, compared to that of its compensation peer group.

    The Committee also reviewed Mr. de Vink's key accomplishments in 1999, as follows:

     Acquired Agouron Pharmaceuticals, an integrated pharmaceutical company engaged in the discovery and development of innovative therapeutic products for the treatment of cancer, AIDS and other serious diseases

     Announced an agreement with Sankyo Co., Ltd. to co-develop and market a second-generation compound from the glitazone class to treat type 2 diabetes

     Received approval from the U.S. Food and Drug Administration to market femhrt'r', a continuous combined estrogen replacement product

     Made available the Company's QUANTERRA herbal remedies through Healthshop.com, a natural health e-commerce company/a natural health e-commerce site on the Internet

     Acquired the gum, sugar and wafer confectionery business of Kraft Lacta Suchard Brasil S.A.

     Joined with PlanetRx.com, a leading Internet healthcare destination for commerce, content and community, for a first-of-its kind marketing and e-commerce alliance to bring the Company's disease state management programs directly to consumers

     Continued to focus on worldwide productivity and cost-effectiveness

     Successfully completed all material projects relating to Y2K compliance

     Received numerous awards during 1999, including Platinum List (Forbes), Number 42 (Financial Times Global 500), Number 157, up from 192 in 1998 (Fortune 500 Companies), 100 Best Companies for Working Mothers (Working Mother), LIPITOR 'Brand of the Year' (Med Ad News), 100 Best Managed Companies (Industry Week), Warner-Lambert Board one of five 'Best' in 1999 (Chief Executive Magazine)

    The Committee noted Mr. de Vink's leadership role in the Company's quantitative and qualitative achievements.

                         COMPENSATION COMMITTEE MEMBERS

                  Alex J. Mandl, Chairman
                      Donald C. Clark
                      John A. Georges
                     William R. Howell
                      George A. Lorch

PERFORMANCE GRAPH

    The graph set forth below compares the yearly percentage change in Warner-Lambert's cumulative total shareholder return on its Common Stock to the cumulative total return of the Standard & Poor's 500 Stock Index (the 'S&P 500') and a peer group index comprised of Abbott Laboratories, American Home Products Corporation, Bristol-Myers Squibb Company, Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Pfizer Inc. and Schering-Plough Corporation.


                           WARNER-LAMBERT COMPANY
                  Cumulative Total Shareholder Return for
                 Five-Year Period Ending December 31, 1999*



                               [PERFORMANCE GRAPH]



   December 31...      1994       1995        1996       1997        1998      1999
-------------------------------------------------------------------------------------
Warner-Lambert        100.0      130.06      205.57     345.23      633.35    698.14
S&P 500               100.0      137.45      168.92     225.20      289.43    350.26
Peer Group            100.0      161.07      202.64     315.15      463.90    402.18
-------------------------------------------------------------------------------------



*Assumes that the value of the investment in Warner-Lambert Common Stock and each index was $100 on December 31, 1994 and that all dividends were reinvested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS

    The following table sets forth information, as of February 29, 2000, regarding beneficial ownership of Warner-Lambert Common Stock by each director, each of the executive officers named in the Summary Compensation Table and all directors and executive officers as a group:

                                                    NUMBER OF COMMON
                                                       SHARES AND
                                                          SHARE
NAME                                                EQUIVALENTS(1)(2)
----                                                -----------------
Robert N. Burt....................................         24,643
Donald C. Clark...................................        135,323
Peter B. Corr.....................................         34,370(3)
Lodewijk J.R. de Vink.............................      2,280,404(3)
John A. Georges...................................         84,750
Melvin R. Goodes..................................      3,750,230(3)
William H. Gray III...............................         26,516
William R. Howell.................................         23,280
Ernest J. Larini..................................        961,964(3)
J. Frank Lazo.....................................      1,201,960(3)
LaSalle D. Leffall, Jr............................         51,715
George A. Lorch...................................         16,217
Alex J. Mandl.....................................         23,568
Michael I. Sovern.................................         19,196
Anthony H. Wild...................................        470,127(3)
All executive officers and directors as a group
  (27)............................................     14,671,767

---------

(1) As of February 29, 2000, no individual named in the Table owned more than 1%, and all executive officers and directors as a group owned approximately 1.7% of the outstanding shares of Common Stock.

(2) Each of the above persons has (or will have upon the exercise of options exercisable within sixty days) sole voting and investment power with respect to all shares shown as beneficially owned by such person, except for an aggregate of 108,000 shares granted to the non-employee directors named above, pursuant to the Restricted Stock Plan for Directors of Warner-Lambert Company. Each director has the power to direct the vote of such shares. The shareholdings listed above also include shares of Common Stock equivalents held pursuant to Warner-Lambert's deferred compensation arrangements for non-employee directors, as follows: Mr. Burt 5,682, Mr. Clark 107,494, Mr. Georges 56,030, Mr. Gray 14,311, Mr. Howell 10,080, Dr. Leffall 36,510, Mr. Lorch 3,617, Mr. Mandl 11,568 and Mr. Sovern 7,196. The shareholdings listed above also include shares of Common Stock and Common Stock equivalents held pursuant to Warner-Lambert's benefit plans as follows: Mr. de Vink 2,579, Mr. Goodes 5,480, Mr. Larini 17,187, Dr. Wild 247, Mr. Lazo 3,335 and Dr. Corr 45.

(3) Includes shares subject to options or rights granted pursuant to the Company's stock plans exercisable within sixty days of February 29, 2000, as follows: by Mr. de Vink 2,277,825, Mr. Goodes 3,744,750, Mr. Larini 939,386, Dr. Wild 460,586, Mr. Lazo 1,198,625, Dr. Corr 14,325 and all executive officers and directors as a group 13,967,913.

    Warner-Lambert believes that stock ownership by its executive officers is important to promote an identification of the interests of Management with Warner-Lambert's stockholders. Accordingly, the Compensation Committee has established stock ownership goals for its key members of Management with the intent that each individual invest a certain dollar amount in shares of Warner-Lambert Common Stock equal to a multiple ranging from six to ten times the salary for such individual, depending on such individual's position level. For purposes of this program, the amount of shares of Common Stock held by the officer includes shares held directly and indirectly, shares and share equivalents held under Warner-Lambert's benefit plans, 50% of vested, unexercised stock options and 50% of restricted stock.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires Warner-Lambert's officers and directors to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Warner-Lambert believes that during 1998 its officers and directors complied with all applicable Section 16(a) filing requirements, except that Mr. John Georges, a director, filed one late Form 4 report, covering one transaction; Mr. Philip Gross, an officer, filed six late Form 4 reports, covering eight transactions; and Mr. Harold Oberkfell filed one amended Form 5 report, covering one transaction.

SECURITY OWNERSHIP OF WARNER-LAMBERT

    The following table sets forth information with respect to the persons known to Warner-Lambert to own beneficially more than 5% of Warner-Lambert's Common Stock, as of December 31, 1999:

NAME AND ADDRESS OF                                     AMOUNT AND NATURE OF   PERCENT OF
BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP     CLASS
----------------                                        --------------------     -----
FMR Corp.
82 Devonshire Street
Boston, Massachusetts 02109...........................       56,591,474(1)       6.590%

---------

(1) As reported on Amendment No. 1 to Schedule 13G filed with the Securities and Exchange Commission, as of December 31, 1999, FMR beneficially owned and had sole power to dispose of 56,591,474 shares. FMR's direct and indirect subsidiaries reported holding the following amount of shares in Warner Lambert Company: Fidelity Management & Research Company was the beneficial owner of 51,904,741 shares, Fidelity Management Trust Company was the beneficial owner of 3,891,381 shares and Fidelity International LTD was the beneficial owner of 723,152 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. ALL FINANCIAL STATEMENTS

       The following items are included in 'Item 8. -- Financial Statements and Supplementary Data' Part II of this report:

              Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 1999.

              Consolidated Balance Sheets at December 31, 1999 and 1998.

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.

              Notes to Consolidated Financial Statements.

              Report by Management.

              Report of Independent Accountants.

   2. FINANCIAL STATEMENT SCHEDULE

      Included in Part IV of this report:

           Report of Independent Accountants on Financial Statement Schedule.

           Schedule II -- Valuation and Qualifying Accounts.

      Schedules other than those listed above are omitted because they are not applicable.

   3. EXHIBITS

       (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation of Succession.

        (a) Agreement and Plan of Merger dated as of November 3, 1999 among Warner-Lambert Company, American Home Products Corporation and Wolverine Sub Corp. (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K filed on November 8, 1999 (File No. 1-3608)).

        (b) Agreement and Plan of Merger dated as of February 6, 2000 among Pfizer Inc., Seminole Acquisition Sub Corp. and Warner-Lambert Company (Incorporated by reference to Warner-Lambert's Current Report on Form 8-K filed on February 18, 2000 (File No. 1-3608)).

       (3) Articles of Incorporation and By-Laws.

        (a) Restated Certificate of Incorporation of Warner-Lambert Company filed November 10, 1972, as amended to April 28, 1998 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-3608)).

        (b) By-Laws of Warner-Lambert Company, as amended to April 1, 1999 (Incorporated by reference to Warner-Lambert's Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 1-3608)).

       (4) Instruments defining the rights of security holders, including indentures.

        (a) Amended and Restated Rights Agreement, dated as of March 25, 1997, between Warner-Lambert Company and First Chicago Trust Company of New York, as Rights Agent (Incorporated by reference to Warner-Lambert's Registration Statement on Form 8-A, dated
             June 28, 1988, as amended by Form 8-A/A, dated July 5, 1989, by Form 8-A/A, dated March 27, 1997, by Form 8-A12B/A, dated
             November 12, 1999 and by Form 8-A12B/A, dated February 18, 2000 (File No. 1-3608)).

        (b) Warner-Lambert agrees to furnish to the Commission, upon request, a copy of each instrument with respect to issues of long-term debt of Warner-Lambert. The principal amount of debt issues authorized under each such instrument does not exceed 10% of the total assets of Warner-Lambert.

      (10) Material contracts.

              (a)*  Warner-Lambert Company 1989 Stock Plan, as amended to
                    February 6, 2000.
              (b)*  Warner-Lambert Company 1992 Stock Plan, as amended to
                    February 6, 2000.
              (c)*  Warner-Lambert Company 1996 Stock Plan, as amended to
                    February 6, 2000.
              (d)* Warner-Lambert Company Incentive Compensation Plan, as amended to February 6, 2000.
              (e)* Warner-Lambert Company Supplemental Pension Income Plan, as amended to February 6, 2000.
              (f)*  Group Plan Participation by Non-employee Directors
                    (Incorporated by reference to Warner-Lambert's Form 10-K for the fiscal year ended December 31, 1991 (File No. 1-3608)).
              (g)* Warner-Lambert Company Directors' Retirement Plan, as amended to June 1, 1995 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 1-3608)).
              (h)*  Warner-Lambert Excess Savings Plan, formerly Warner-Lambert
                    Supplemental Savings Plan, as amended to February 6, 2000.
              (i)* Warner-Lambert Company Executive Severance Plan, as amended to October 1, 1997 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-3608)).
              (j)*  Restricted Stock Plan for Directors of Warner-Lambert
                    Company, as amended to February 6, 2000.
              (k)*  Employment Agreement dated September 24, 1985 between
                    Warner-Lambert Company and Melvin R. Goodes, Chairman of the
                    Board and Chief Executive Officer, as amended to August 1,
                    1991 (Incorporated by reference to Warner-Lambert's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 1991 (File No. 1-3608)).
              (l)*  Employment Agreement effective as of August 1, 1991 between
                    Warner-Lambert Company and Lodewijk J. R. de Vink, Chairman of the Board, President and Chief Executive Officer, as amended to May 1, 1999 (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-3608)).
              (m)*  Consulting Agreement effective May 1, 1999 between
                    Warner-Lambert Company and Melvin R. Goodes (Incorporated by reference to Warner-Lambert's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 (File No. 1-3608)).

     (12) Computation of Ratio of Earnings to Fixed Charges.

     (21) Subsidiaries of the registrant.

     (23) Consent of Independent Accountants.

     (27) Financial Data Schedule (EDGAR filing only).

     (99) Cautionary Statements Relating to 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995.

---------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b) REPORTS ON FORM 8-K

(1) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 8, 1999 in connection with the Company entering into an Agreement and Plan of Merger (the 'Merger Agreement') with American Home Products Corporation, a Delaware corporation ('AHP') and Wolverine Sub Corp.

(2) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 9, 1999 in connection with the joint Warner-Lambert and AHP press release and the Joint Analyst Presentation by AHP and Warner-Lambert.

(3) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 12, 1999 in connection with the Amendment to the Rights Agreement dated as of November 3, 1999 entered into between Warner-Lambert and First Chicago Trust Company (the 'Rights Agent') amending the Amended and Restated Rights Agreement, dated as of March 25, 1997, between Warner-Lambert and the Rights Agent.

(4) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 16, 1999 in connection with the release of the terms of the agreements related to the LIPITOR arrangement between the Company and Pfizer pursuant to an understanding between Warner-Lambert and Pfizer reached on November 15, 1999.

(5) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 22, 1999 in connection with the visual portion of the Joint Analyst Presentation of the Company and AHP.

(6) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 30, 1999 in connection with an answer and counterclaim filed by the Company in the Delaware Court of Chancery in response to a complaint filed by Pfizer on November 23, 1999.

(7) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 2, 1999 in connection with a letter the board of directors of Warner-Lambert sent to the shareholders of Warner-Lambert on December 2, 1999 relating to the proposed merger of the Company and AHP.

(8) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 20, 1999 in connection with the filing of Restated Financial Statements including the financial results of Agouron Pharmaceuticals Inc.

    Warner-Lambert will furnish to any holder of its securities, upon request and at a reasonable cost, copies of the Exhibits listed in Item 14.

TRANSFER AGENT, REGISTRAR AND DIVIDEND PURCHASING AGENT

    First Chicago Trust Company, a division of EquiServe, P.O. Box 2500, Jersey City, NJ 07303-2500; 1-800-446-2617; E-mail: equiserve@equiserve.com; TDD:
201-222-4955.

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
WARNER-LAMBERT COMPANY

    Our audits of the consolidated financial statements referred to in our report dated January 24, 2000, except for Note 6, as to which the date is February 7, 2000, appearing on page 28 of this Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                      PRICEWATERHOUSECOOPERS LLP

400 Campus Drive
Florham Park, New Jersey
January 24, 2000

                                                                     SCHEDULE II

              WARNER-LAMBERT COMPANY AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                    ADDITIONS
                                                       BALANCE AT   CHARGED TO                BALANCE
                                                       BEGINNING    COSTS AND                 AT END
                     DESCRIPTION                        OF YEAR      EXPENSES    DEDUCTIONS   OF YEAR
                     -----------                        -------      --------    ----------   -------
                                                                   (DOLLARS IN MILLIONS)
Year ended December 31, 1999:
    Allowance for doubtful accounts..................    $ 30.6       $ 15.3       $  6.5     $ 39.4
    Allowance for discounts and customer claims......     112.1        380.9        347.8      145.2
    Allowance for deferred tax assets................      34.4         24.4         13.7       45.1
                                                         ------       ------       ------     ------
                                                         $177.1       $420.6       $368.0     $229.7
                                                         ------       ------       ------     ------
                                                         ------       ------       ------     ------

Year ended December 31, 1998:
    Allowance for doubtful accounts..................    $ 34.8       $ 11.8       $ 16.0     $ 30.6
    Allowance for discounts and customer claims......      60.7        273.4        222.0      112.1
    Allowance for deferred tax assets................      28.9         14.4          8.9       34.4
                                                         ------       ------       ------     ------
                                                         $124.4       $299.6       $246.9     $177.1
                                                         ------       ------       ------     ------
                                                         ------       ------       ------     ------

Year ended December 31, 1997:
    Allowance for doubtful accounts..................    $ 36.6       $  4.2       $  6.0     $ 34.8
    Allowance for discounts and customer claims......      39.5        299.3        278.1       60.7
    Allowance for deferred tax assets................      50.2          5.4         26.7       28.9
                                                         ------       ------       ------     ------
                                                         $126.3       $308.9       $310.8     $124.4
                                                         ------       ------       ------     ------
                                                         ------       ------       ------     ------

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WARNER-LAMBERT COMPANY
                                              Registrant

Dated as of March 28, 2000           By /S/ LODEWIJK J. R. DE VINK
                            ..............................................
                                             Lodewijk J. R. de Vink
                                             Chairman of the Board,
                                     President and Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               /S/ LODEWIJK J. R. DE VINK
By   ................................................
                  Lodewijk J. R. de Vink
             Chairman of the Board, President
               and Chief Executive Officer
              (Principal Executive Officer)
                       and Director

                  /S/ ERNEST J. LARINI
By   ................................................
                     Ernest J. Larini
               Chief Financial Officer and
         Executive Vice President Administration
              (Principal Financial Officer)

                                                            March 28, 2000
                  /S/ JOSEPH E. LYNCH
By   ................................................
                     Joseph E. Lynch
              Vice President and Controller
              (Principal Accounting Officer)

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

                   /S/ DONALD C. CLARK
By   ................................................
                Donald C. Clark, Director


                 /S/ JOHN A. GEORGES
By   ................................................
                John A. Georges, Director

               /S/ WILLIAM H. GRAY III
By   ................................................
              William H. Gray III, Director

                 /S/ WILLIAM R. HOWELL
By   ................................................
               William R. Howell, Director

             /S/ LASALLE D. LEFFALL, JR.
By   ................................................
         LaSalle D. Leffall, Jr., M.D., Director            March 28, 2000

                   /S/ GEORGE A. LORCH
By   ................................................
                George A. Lorch, Director

                   /S/ ALEX J. MANDL
By   ................................................
                 Alex J. Mandl, Director

                 /S/ MICHAEL I. SOVERN
By   ................................................
               Michael I. Sovern, Director

                       STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as...............  'r'
The Greek letter Mu shall be expressed as...........................  'u'