Form 10-Q
period 2000-03-31
WARNER LAMBERT CO
filed 2000-05-10
CIK 104669

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2000

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

Registrant's telephone number, including area code: (973) 385-2000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


          YES   X           NO
               ---              ---

          Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                    Outstanding at April 30, 2000
          -----                    -----------------------------

Common Stock, $1 par value                   885,284,680


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                   March 31,    December 31,
                                                     2000           1999
                                                 -------------  ------------
                                                    (Dollars in millions)
ASSETS:
  Cash and cash equivalents                       $ 2,309.9     $ 1,633.6
  Short-term investments                              116.2         309.6
  Receivables                                       1,721.4       1,981.2
  Inventories                                         923.8         979.2
  Prepaid expenses and other current assets           804.9         786.5
                                                  ---------     ---------
        Total current assets                        5,876.2       5,690.1

  Investments and other assets                      1,196.3         793.4
  Property, plant and equipment                     3,353.9       3,341.9
  Intangible assets                                 1,581.7       1,616.1
                                                  ---------     ---------
        Total assets                              $12,008.1     $11,441.5
                                                  =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-term debt                                 $   262.9     $   297.1
  Accounts payable, trade                           1,821.5       1,881.5
  Accrued compensation                                224.3         236.1
  Other current liabilities                           939.3         990.1
  Federal, state and foreign income taxes             340.0         283.7
                                                  ---------     ---------
        Total current liabilities                   3,588.0       3,688.5

  Long-term debt                                    2,811.6       1,249.5
  Deferred income taxes and other
   noncurrent liabilities                           1,460.9       1,405.2

  Shareholders' equity:
     Preferred stock - none issued                      -             -
     Common stock - 961,981,608 shares issued         962.0         962.0
     Capital in excess of par                       1,483.2         897.2
     Retained earnings                              3,492.3       5,098.1
     Accumulated other comprehensive income          (665.4)       (645.4)
     Treasury stock, at cost:  (2000 - 84,755,520
      shares; 1999 - 99,934,571 shares)            (1,124.5)     (1,213.6)
                                                  ---------     ---------
        Total shareholders' equity                  4,147.6       5,098.3
                                                  ---------     ---------
        Total liabilities and shareholders'
           equity                                 $12,008.1     $11,441.5
                                                  =========     =========


See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)

                                              Three Months Ended
                                                  March 31,
                                              ------------------
                                               2000       1999
                                               ----       ----

                               (Dollars in millions, except per share amounts)


NET SALES                                 $ 3,407.1   $3,006.0

COSTS AND EXPENSES:

  Cost of goods sold                          752.2      752.4
  Selling, general and
    administrative                          1,564.1    1,363.5
  Research and development                    348.8      274.1
  Merger/termination costs                  1,838.0          -
  Other expense (income), net                 124.1       78.2
                                          ---------   --------
      Total costs and expenses              4,627.2    2,468.2
                                          ---------   --------


(LOSS)INCOME BEFORE INCOME TAXES           (1,220.1)     537.8

Provision for income taxes                    178.2      155.8
                                          ---------   --------
NET (LOSS) INCOME                         $(1,398.3)  $  382.0
                                          =========   ========

NET (LOSS) INCOME PER COMMON SHARE:

Basic                                     $   (1.61)  $    .45
Diluted                                   $   (1.61)  $    .43


DIVIDENDS PER COMMON SHARE                $     .24   $    .20



See accompanying notes to consolidated financial statements.

WARNER-LAMBERT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                         ---------------
                                                         2000       1999
                                                         ----       ----
                                                      (Dollars in millions)
OPERATING ACTIVITIES:
   Net (loss) income                                $(1,398.3)  $  382.0
   Adjustments to reconcile net (loss) income to net
     cash (used) provided by operating activities:
       Depreciation and amortization                     96.3       86.4
       Deferred income taxes                             16.9      (17.2)
       Changes in assets and liabilities
           Receivables                                  227.0      (35.1)
           Inventories                                   39.2        7.2
           Accounts payable and
            accrued liabilities                         (22.6)     269.6
       Other, net                                        82.1       40.9
                                                    ---------   --------
       Net cash (used) provided by operating
         activities                                    (959.4)     733.8
                                                    ---------   --------
INVESTING ACTIVITIES:
   Purchases of investments                             (36.5)     (20.0)
   Proceeds from maturities/sales of investments        227.5        8.7
   Capital expenditures                                (136.3)    (198.8)
   Other, net                                            13.3       (3.7)
                                                    ---------   --------
       Net cash provided (used) by investing
        activities                                       68.0     (213.8)
                                                    ---------   --------
FINANCING ACTIVITIES:
   Proceeds from borrowings                           1,540.3      189.6
   Principal payments on borrowings                      (1.4)    (202.8)
   Purchases of treasury stock                            (.3)     (37.8)
   Cash dividends paid                                 (207.5)    (164.4)
   Proceeds from stock option exercises                 240.5       34.3
                                                    ---------   --------
       Net cash provided (used) by financing
        activities                                    1,571.6     (181.1)
                                                    ---------   --------
Effect of exchange rate changes on cash
  and cash equivalents                                   (3.9)     (59.8)
                                                    ---------   --------
       Net increase in cash
         and cash equivalents                           676.3      279.1
Cash and cash equivalents at beginning of year        1,633.6      945.8
                                                    ---------   --------
Cash and cash equivalents at end of period          $ 2,309.9   $1,224.9
                                                    =========   ========

See accompanying notes to consolidated financial statements.



WARNER-LAMBERT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in millions, except per share amounts)

NOTE A: The interim financial statements presented herein should be read in conjunction with Warner-Lambert Company's 1999 Annual Report on Form 10-K.

NOTE B: The results of operations for the interim periods are not necessarily indicative of the results for the full year.

NOTE C: In the opinion of management, all adjustments considered necessary for the fair presentation of the results for the interim periods have been included in the consolidated financial statements.

NOTE D: Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE E: In May 1999, Warner-Lambert acquired Agouron Pharmaceuticals, Inc. (Agouron), an integrated pharmaceutical company committed to the discovery and development of innovative therapeutic products for treatment of cancer, AIDS and other serious diseases.

          The transaction was accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16 and qualified as a tax free exchange. Accordingly, all consolidated financial statements presented have been restated to include combined results of operations, financial position and cash flows of Agouron as though it had always been a part of Warner-Lambert. Dividends per common share are equal to Warner-Lambert's historical dividends per common share since Agouron has never declared or paid cash dividends on its common stock.

          Prior to the merger, Agouron's fiscal year ended on June 30. As a result, Agouron's financial statements have been restated to conform with Warner-Lambert's December 31 year end. No adjustments were necessary to conform Agouron's accounting policies; however, certain reclassifications were made to the Agouron financial statements to conform to Warner-Lambert's presentation.

NOTE F: Total comprehensive (loss) income includes net (loss) income and other comprehensive income which consists primarily of foreign currency translation adjustments. Total comprehensive
          (loss) income was $(1,418.3) and $179.3 for the first quarter of 2000 and 1999, respectively. The increase in foreign currency translation adjustments was $56.4 and $201.2 for the three months ended March 31, 2000 and 1999, respectively.


          The Net income per common share computations were as follows:

          (Shares in thousands)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                        2000          1999
                                                        ----          ----
          Basic:

          Net (loss) income                        $(1,398.3)     $  382.0

          Average common shares outstanding          868,047       851,089
                                                   ---------      --------
                                                   $   (1.61)     $    .45
                                                   =========      ========

          Diluted:

          Net (loss) income                        $(1,398.3)     $  382.0

          Average common shares outstanding          868,047       851,089
          Impact of potential future stock
             option exercises, net of shares
             repurchased (1)                               -        31,552
                                                   ---------      --------
          Average common shares outstanding -
             assuming dilution (1)                   868,047       882,641
                                                   ---------      --------
                                                   $   (1.61)     $    .43
                                                   =========      ========

          (1) Since the company had a net loss for the three months ended March 31, 2000, the impact of potential future stock option exercises would have an antidilutive effect on the calculation of diluted loss per share. As a result, the average number of common shares outstanding used in calculating diluted loss per share in 2000 is the same as for basic loss per share.

NOTE G:   Major classes of inventories were as follows:

                                        March 31, 2000    December 31, 1999
                                        --------------    -----------------

          Raw materials                     $132.9               $128.9
          Finishing supplies                  44.2                 42.1
          Work in process                    247.4                266.8
          Finished goods                     499.3                541.4
                                            ------               ------
                                            $923.8               $979.2
                                            ======               ======


NOTE H:   Property, plant and equipment balances were as follows:

                                        March 31, 2000    December 31, 1999
                                        --------------    -----------------

          Property, plant and equipment   $ 5,193.0          $ 5,154.1
          Less accumulated depreciation    (1,839.1)          (1,812.2)
                                          ---------          ---------
             Net                          $ 3,353.9          $ 3,341.9
                                          =========          =========

NOTE I:   Intangible asset balances were as follows:


                                        March 31, 2000    December 31, 1999
                                      ------------------  -----------------

          Goodwill                        $ 1,223.3           $ 1,234.5
          Trademarks and other
             intangibles                      642.1               655.7
          Less accumulated amortization      (283.7)             (274.1)
                                          ---------           ---------
             Net                          $ 1,581.7           $ 1,616.1
                                          =========           =========

NOTE J: Other expense (income) includes interest expense of $57.9 and $32.5 for the first quarters of 2000 and 1999, respectively.

NOTE K: On March 21, 2000, the company announced that it was voluntarily discontinuing the sale of REZULIN. The one-time costs associated with the withdrawal of $103.4 ($91.0 after tax or $.10 per share) consist primarily of product returns and inventory write-off, and were recorded in Other expense (income).

NOTE L: On February 6, 2000, the merger agreement entered into between Warner-Lambert and American Home Products Corporation (AHP) on November 3, 1999 was terminated, and the stock option agreements issued in connection with that transaction were cancelled by Warner-Lambert and AHP with no consideration paid for their cancellations. In connection with the termination of the AHP merger agreement, Warner-Lambert incurred Merger/termination costs of $1,838.0 ($1,823.0 after tax or $2.10 per share). These costs include a termination fee of $1.8 billion and other expenses related to the proposed merger with AHP. Payment of the termination fee was financed primarily with commercial paper, which is classified as Long-term debt due to the company's intent and ability to refinance on a long-term basis.


NOTE M:   Segment net sales and income before taxes were as follows:

                                     Net Sales            Income Before Taxes
                                  Three months ended       Three months ended
                                      March 31,                March 31,
                                ---------------------    --------------------
                                    2000         1999        2000        1999
                                    ----         ----        ----        ----
          Pharmaceutical        $2,159.1     $1,810.3   $   490.3(1)   $457.7
          Consumer Health Care     747.7        735.7       147.0       140.0
          Confectionery            500.3        460.0        52.6        40.5
                                --------     --------   ---------      ------
             Total Segments      3,407.1      3,006.0       689.9       638.2
          Corporate (2)                -            -    (1,910.0)     (100.4)
                                --------     --------   ---------       -----
             Consolidated Total $3,407.1     $3,006.0   $(1,220.1)     $537.8
                                ========     ========   =========      ======

          (1) Includes REZULIN withdrawal costs of $103.4.
          (2) Corporate expense includes general corporate income and expense, corporate investment income and interest expense. Corporate expense in 2000 includes AHP Merger/termination costs of $1,838.0.

NOTE N: On April 27, 2000, the shareholders of Pfizer Inc. (Pfizer) approved the issuance of the shares of Pfizer common stock to be issued in the merger between Warner-Lambert and Pfizer. On May 12, 2000, Warner-Lambert shareholders will vote to approve and adopt the merger agreement and the merger with Pfizer. This transaction is subject to customary conditions, including qualifying as a tax-free reorganization and usual regulatory approvals. The transaction, which will be accounted for using the pooling-of-interests method of accounting, is expected to close by the end of May 2000.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

FIRST QUARTER ENDED MARCH 31, 2000
-----------------------------------
COMPARED WITH CORRESPONDING PERIOD IN 1999
------------------------------------------

MERGER EVENTS
-------------

On February 6, 2000, the merger agreement entered into between Warner-Lambert and American Home Products Corporation (AHP) on November 3, 1999 was terminated, and the stock option agreements issued in connection with that transaction were cancelled by Warner-Lambert and AHP with no consideration paid for their cancellations. In accordance with the termination provisions of the AHP Merger Agreement, Warner-Lambert paid AHP a termination fee of $1.8 billion. The company recorded, as a separate component of income before income taxes, merger/termination costs of $1,838 million ($1,823 million after-tax or $2.10 per share), which consist of the $1.8 billion termination fee and certain other expenses related to the proposed AHP merger.

Thereafter, Warner-Lambert, Pfizer Inc. (Pfizer) and a wholly-owned subsidiary of Pfizer entered into a definitive merger agreement dated as of February 6, 2000. Under the terms of the proposed transaction, which has been approved by the Board of Directors of both Warner-Lambert and Pfizer, each share of Warner-Lambert common stock will be exchanged for 2.75 shares of Pfizer common stock. On April 27, 2000, the shareholders of Pfizer approved the issuance of the shares of Pfizer common stock to be issued in the merger between Warner-Lambert and Pfizer. On May 12, 2000, Warner-Lambert shareholders will vote to approve and adopt the merger agreement and the merger with Pfizer. This transaction is subject to customary conditions, including qualifying as a tax-free reorganization and usual regulatory approvals. The transaction, which will be accounted for using the pooling-of-interests method of accounting, is expected to close by the end of May 2000.

The following discussion and analysis reflects the results of operations and financial condition of Warner-Lambert and does not consider the impact of the proposed merger with Pfizer.

NET SALES
---------

Sales for the first quarter of 2000 of $3.4 billion were 13 percent above 1999 first quarter sales. Sales increased 15 percent, adjusting for the unfavorable impact of foreign exchange rate changes. Unit volume grew by 12 percent coupled with price increases of 3 percent.

U.S. sales increased $318 million or 18 percent to $2.1 billion in the first quarter of 2000. International sales increased $83 million or 7 percent to $1.3 billion. At constant exchange rates, international sales were 11 percent above the same period last year.


SEGMENT SALES                     Three Months Ended March 31,
-------------                    ------------------------------
                                                        Percent
                                                       Increase/
   (Dollars in Millions)           2000       1999    (Decrease)
                                 ------     ------     --------
   Pharmaceutical                $2,159     $1,810        19%

   Consumer Health Care             748        736         2

   Confectionery                    500        460         9
                                 ------     ------
   Consolidated Net Sales        $3,407     $3,006        13%
                                 ======     ======

Worldwide pharmaceutical sales increased 19 percent to $2.2 billion in the first quarter of 2000. The sales increase was attributable to the continued growth of the cholesterol-lowering agent LIPITOR, the anticonvulsant NEURONTIN and the antihypertensive ACCUPRIL. Partially offsetting this growth was a decline in the sales of the oral agent for the treatment of type 2 diabetes, REZULIN and the protease inhibitor for the treatment of HIV and AIDS, VIRACEPT. The following table sets forth worldwide sales of these products with a comparison to prior year:

                               Three Months Ended March 31,
                               ----------------------------
                                    2000            1999
(Dollars in millions)             ------            ----
LIPITOR                           $1,097            $751
NEURONTIN                            301             176
ACCUPRIL                             129             116
VIRACEPT                             111             146
REZULIN                              103             184


Pharmaceutical sales in the U.S. increased 26 percent to $1.5 billion in the first quarter of 2000. International pharmaceutical sales increased 6 percent to $645 million in 2000 or 13 percent at constant exchange rates.

Worldwide sales of LIPITOR increased 46 percent to $1.1 billion in the first quarter of 2000 compared to 1999. LIPITOR continues to be the most prescribed cholesterol-lowering agent in the U.S., holding a 44 percent share of total prescriptions in the cholesterol-lowering market. LIPITOR is now sold in all major world markets except Japan. In January 2000, LIPITOR was recommended for approval by regulatory authorities in Japan, the world's second-largest cholesterol-lowering market. The company looks forward to launching LIPITOR in Japan once all necessary approvals have been received. LIPITOR will be co-promoted in Japan with Yamanouchi Pharmaceutical Co. Inc., the third-largest pharmaceutical company in Japan. Warner-Lambert has co-promoted LIPITOR in most other markets with Pfizer since its launch in 1997.

Worldwide sales of NEURONTIN were $301 million in the first quarter of 2000, an increase of 71 percent over the same period one year ago. At the request of the FDA, the company has recently conducted a clinical trial of NEURONTIN in pediatric patients. Based on the company's completion of that study, the FDA, in January 2000, granted a six-month extension of the NEURONTIN epilepsy use patent protection through mid-July 2000. The company also has two other patents covering NEURONTIN with expiration dates well beyond 2000 that are the subject of litigation with potential generic competitors. Additionally, the company has introduced new tablet formulations of NEURONTIN to offer patients more convenient dosing. NEURONTIN now holds a market-leading 25 percent share of total prescriptions in the U.S. antiepileptic market.

Worldwide sales of VIRACEPT in the first quarter of 2000 were $111 million, a decrease of 24 percent from 1999 sales. VIRACEPT is sold in collaboration with F. Hoffmann-LaRoche Ltd. (Roche). Warner-Lambert sells the product in North America and Roche has the licensing rights in most other markets. The reported 2000 sales figure reflects the planned progression of our agreement with Roche, whereby Roche is now manufacturing most of its product needs for sale in its licensed territory instead of purchasing VIRACEPT from Warner-Lambert. The company receives royalty revenue from Roche's subsequent commercial sales of VIRACEPT which is recorded in other income.

REZULIN achieved worldwide sales of $103 million in the first quarter of 2000, a decrease of 44 percent from 1999 sales. Warner-Lambert marketed REZULIN in the U.S. with an affiliate of Sankyo Company, Ltd. (Sankyo), from whom the company licenses the product for North America and other areas. REZULIN sales were adversely affected by two competing drugs approved by the FDA during 1999. Additionally, in June 1999, the company withdrew the indication for REZULIN as initial single agent therapy, but continued to sell REZULIN for other indications.

On March 21, 2000, the company announced that it was voluntarily discontinuing the sale of REZULIN, although the company continues to believe that the benefits of the drug outweigh its associated risks. The company believed that repeated media reports sensationalizing the risks associated with REZULIN therapy created an environment in which patients and physicians were unable to make well-informed decisions regarding the safety and efficacy of REZULIN. Under these circumstances, and after an unexpected request from the FDA on March 21 to consider removing the drug from the market, the company decided to discontinue marketing REZULIN.

Consumer health care product sales in the U.S. of $415 million were consistent with the same period one year ago. Sales of BENADRYL increased $11 million to $44 million and SUDAFED rose $3 million to $42 million. These favorable performances were primarily offset by a decrease in ZANTAC sales of $11 million to $30 million, mainly due to the introduction of generic competition at the end of 1999.

International consumer health care sales increased 4 percent to $333 million and 8 percent at constant exchange rates.

Confectionery sales in the U.S. increased 5 percent to $162 million in the first quarter of 2000 primarily due to sales of $6 million of HALLS DEFENSE Vitamin C cough drops which was launched in the third quarter of 1999 and the continued strength of Dentyne ICE, whose sales increased $8 million to $23 million.

International confectionery sales were $339 million, an increase of 11 percent or 12 percent at constant exchange rates. The international sales increase is primarily attributable to Mexico, where sales increased $28 million as compared to the same period last year due to stronger gum and cough drop sales.

COSTS AND EXPENSES
------------------
As a percentage of net sales, cost of goods sold improved to 22.1% from 25.0% in 1999. The improvement in the ratio was attributable to an increase in pharmaceutical segment product sales, with generally lower costs of goods sold than consumer health care or confectionery products, as a percentage of total company sales. Also contributing to the improvement was a favorable product mix in the pharmaceutical segment.

Selling, general and administrative expense in the first quarter of 2000 increased $201 million or 15 percent. As a percentage of net sales, selling, general and administrative expense for the quarter slightly increased to 45.9% from 45.4% for the same quarter last year. Pharmaceutical segment expenses increased to support key products. Quarterly settlements of co-promotion agreements related to LIPITOR are recorded in selling expense and increased $146 million compared to the first quarter of 1999. Management expects that selling, general and administrative expenses as a percentage of net sales will remain at or slightly above this level for the full year.

Research and development expense increased 27 percent in the first quarter of 2000. As a percentage of net sales, research and development expense was 10.2% in the first quarter of 2000 and 9.1% in the first quarter of 1999. For 2000 the company plans to invest approximately $1.5 billion in research and development, a projected increase of 19 percent compared with 1999.

Other expense (income) in the first quarter of 2000 compared unfavorably to the first quarter of 1999 by $46 million. The unfavorability is primarily attributable to the $103 million one-time costs associated with the REZULIN withdrawal.

INCOME TAXES
------------

The effective tax rate for the first quarter of 2000, excluding the effect of the AHP merger/termination costs and the REZULIN withdrawal costs, was 28.5% compared with 29.0% for the same period in 1999.

NET INCOME
----------

Net loss and diluted loss per share for the first quarter of 2000 were $1,398 million and $1.61 per share, respectively. Adjusting for the previously discussed AHP merger/termination costs ($1,823 million after-tax or $2.10 per share) and the REZULIN withdrawal costs ($91 million after-tax or $.10 per share) and a $.01 per share effect of not including the dilutive impact of common stock equivalents, net income and diluted earnings per share increased 35 percent to $516 million and $.58 per share, respectively, compared to the same period one year ago.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Selected data:
                                   March 31,       December 31,
                                     2000             1999
                                    ------           ------
Net debt/(cash) (in millions)        $637             $(408)
Debt to total capital                  43%               23%

The net debt position of $637 million (total debt less cash and cash equivalents and other nonequity securities) changed $1.0 billion from a net cash position at December 31, 1999, primarily due to the financing of the $1.8 billion termination fee payment to AHP. Warner-Lambert funded the payment out of its existing cash resources and other credit arrangements including the issuance of commercial paper.

Cash and cash equivalents were $2.3 billion at March 31, 2000, an increase of $676 million from December 31, 1999. The company also held $127 million in nonequity securities, included in other asset categories that management views as cash equivalents, representing a decrease of $194 million from December 31, 1999. The net increase in cash and cash equivalents of $482 million was offset by an increase in total debt of $1.5 billion, which accounted for the overall increase in net debt.

Excluding the $1.8 billion termination fee paid to AHP, which was funded as described above, operating activities for the first quarter of 2000 provided sufficient cash to fund capital expenditures of $136 million and pay dividends of $208 million.

Planned capital expenditures for 2000 are estimated to be $1.2 billion in support of additional manufacturing operations and expanded research facilities. The company believes that the amounts available from operating cash flow and future borrowings will be sufficient to meet expected operating needs and planned capital expenditures for the foreseeable future.

OTHER MATTERS
-------------

Year 2000

The company completed its five-step approach for achieving Year 2000
(Y2K) compliance with its internal technology systems and mission-critical business stakeholders. The company experienced a successful transition to the Year 2000. Worldwide operations were resumed as scheduled after the millennial rollover.

Statements made in this report that state "we believe," "we expect" or otherwise state the company's predictions for the future are forward-looking statements. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99 of the company's December 31, 1999 Form 10-K filed with the Securities and Exchange Commission. Exhibit 99 to the Form 10-K is incorporated by reference herein.

All product names appearing in capital letters are registered trademarks of Warner-Lambert Company, its affiliates, related companies or its licensors. ZANTAC is a registered trademark of Glaxo Wellcome plc, its affiliates, related companies or its licensors.


                PART II - OTHER INFORMATION
                ---------------------------

Item 1.     Legal Proceedings
            -----------------

The Company is involved in various administrative or judicial proceedings related to environmental actions initiated by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act (also known as Superfund) or by state authorities under similar state legislation, or by third parties. For 11 sites, generally those which the Company currently owns or previously owned, the Company may be the sole party responsible for clean-up costs. For other sites, other parties (defined as potentially responsible parties) may be jointly and severally responsible, along with Warner-Lambert, to pay remediation and other related expenses. While it is not possible to predict with certainty the outcome of such matters or the total cost of remediation, management believes it is unlikely that their ultimate disposition will have a material adverse effect on the Company's financial position, liquidity, cash flows or results of operations for any year.

In November 1999, following the announcement by the Company of its execution of the American Home Products Corporation ("AHP") Merger Agreement, Pfizer filed suit against the Company, its board of directors and AHP, seeking to invalidate certain provisions in the AHP Merger Agreement and enjoin their implementation. The lawsuit claimed, among other things, that the termination fee, reciprocal stock option agreements and a provision preventing Warner-Lambert's directors from amending its shareholder rights plan were invalid, and that the members of the Company's board of directors breached their fiduciary duties to the Company's shareholders by entering into the AHP Merger Agreement. Pursuant to a settlement agreement executed on February 6, 2000 in connection with the termination of the AHP Merger Agreement and the execution of the Pfizer Merger Agreement, the Company, AHP and Pfizer entered into settlement agreements with respect to this litigation. Shortly thereafter the litigation against AHP was dismissed with prejudice and the litigation between Pfizer and the Company was dismissed without prejudice.

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

On November 23, 1999, Pfizer filed suit against the Company in the Delaware Court of Chancery relating to certain contracts between Pfizer and the Company for the marketing and co-promotion of LIPITOR. Pfizer alleged that the execution of the AHP Merger Agreement violated certain provision in those agreements. The Company counterclaimed on November 29, 1999 and sought a declaratory judgment that the Company was entitled to terminate the LIPITOR agreements. Pursuant to a settlement agreement executed on February 6, 2000 in connection with the termination of the AHP Merger Agreement and the execution of the Pfizer Merger Agreement, the Company and Pfizer entered into a settlement agreement with respect to the LIPITOR litigation. The litigation was dismissed without prejudice shortly thereafter.

Following the adverse media publicity concerning REZULIN's withdrawal from the market, the number of lawsuits against the Company alleging liver and other unspecified personal injuries resulting from the ingestion of REZULIN has substantially increased. As of May 8, 2000, approximately 72 REZULIN lawsuits were pending, including approximately 27 purported class actions. The purported class actions assert claims for medical monitoring or personal injuries. The Company is defending these lawsuits vigorously.

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

In addition, a former employee of the company has commenced a civil lawsuit against the company, on behalf of the United States, under 31 U.S.C. 3730. The lawsuit alleges that the company has violated the Federal False Claims Act based on certain alleged sales and marketing practices concerning its drugs, NEURONTIN and ACCUPRIL. Warner-Lambert believes that this action is without merit and will defend it vigorously.

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


Item 6.    Exhibits and Reports on Form 8-K
--------------------------------

           (a)  Exhibits
                --------

                (12)  Computation of Ratio of Earnings to Fixed
                      Charges.

                (27)  Financial Data Schedule (filed electronically)



           (b)  Reports on Form 8-K
                -------------------
                (1)A Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 19, 2000 in connection with the Company's press release reporting the sales and earnings for fourth quarter and year ended December 31, 1999.

                (2)A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 18, 2000 in connection with the Company's entering into an Agreement and Plan of Merger with Pfizer Inc. and Seminole Acquisition Sub Corp., a wholly-owned subsidiary of Pfizer.

                (3) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 22, 2000 in connection with the Company's Consolidated Balance Sheets as of December 31, 1999 and 1998, and Consolidated Statements of Income and Comprehensive Income and of Cash Flows for the years ended December 31, 1999, 1998 and 1997, and related notes thereto.

                (4) A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 23, 2000 in connection with the Company's announcement that it was voluntarily discontinuing the sale of REZULIN (troglitazone) Tablets, its therapy for the treatment of type 2 diabetes, although the Company continues to believe that the benefits of the drug outweigh its associated risks.




                       S I G N A T U R E S
                       -------------------


Pursuant to the requirements of the Securities Exchange

Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly

authorized.




                            WARNER-LAMBERT COMPANY
                              (Registrant)



Date: May 10, 2000               By:  Ernest J. Larini
                                      ----------------
                                      Chief Financial Officer and
                                      Executive Vice President,
                                      Administration
                                      (Principal Financial Officer)




Date: May 10, 2000               By:  Joseph E. Lynch
                                      ---------------
                                      Vice President and Controller
                                      (Principal Accounting Officer)



                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                    Exhibit
-----------                    -------


(12)                  Computation of Ratio of Earnings to Fixed
                      Charges.

(27)                  Financial Data Schedule (Filed electronically)